Form 10-Q
period 2021-06-30
Arrowroot Acquisition Corp.
filed 2021-08-16
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$573,739	$21,965
Prepaid expenses	881,179	—
Total Current Assets	1,454,918	21,965

Deferred offering costs	—	94,567
Cash and Investments held in Trust Account	287,509,138	—
TOTAL ASSETS	$288,964,056	$116,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$144,115	$1,041
Accrued offering costs	—	87,215
Total Current Liabilities	144,115	88,256

Deferred underwriting fee payable	10,062,500	—
Warrant liability	19,457,500	—
Total Liabilities	29,664,115	88,256

Commitments and Contingencies

Class A common stock subject to possible redemption 25,429,994 shares at $10.00 per share redemption value	254,299,940	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,320,006 and no shares issued and outstanding (excluding 25,429,994 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	332	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	5,175,067	29,281
Accumulated deficit	(176,117)	(1,724)
Total Stockholders’ Equity	5,000,001	28,276
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,964,056	$116,532

The accompanying notes are an integral part of the unaudited condensed financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$454,760	$1,397,281
Loss from operations	(454,760)	(1,397,281)

Other income (expense):
Change in fair value of warrant liability	(1,357,500)	1,213,750
Interest earned on investments held in Trust Account	7,247	9,138
Other income (expense), net	(1,350,253)	1,222,888

Net loss	$(1,805,013)	$(174,393)

Weighted average shares outstanding, Class A redeemable common stock	28,750,000	28,750,000

Basic and diluted net loss per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding, Class B non-redeemable common stock	7,187,500	6,861,188

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.25)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,875	—	—	258,783,183	—	258,786,058

Cash paid in excess of fair value for Private Placement Units	—	—	—	—	660,000	—	660,000

Class A Common stock subject to possible redemption	(25,610,495)	(2,561)	—	—	(256,102,389)	—	(256,104,950)

Net income	—	—	—	—	—	1,630,620	1,630,620

Balance – March 31, 2021	3,139,505	314	7,187,500	719	3,370,075	1,628,896	5,000,004

Class A Common stock subject to possible redemption	180,501	18	—	—	1,804,992	—	1,805,010

Net loss	—	—	—	—	—	(1,805,013)	(1,805,013)

Balance – June 30, 2021 (Unaudited)	3,320,006	$332	7,187,500	$719	$5,175,067	$(176,117)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(174,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,138)
Change in fair value of warrant liability	(1,213,750)
Transaction costs incurred in connection with warrants	760,022
Changes in operating assets and liabilities:
Prepaid expenses	(881,179)
Accounts payable and accrued expenses	143,074
Net cash used in operating activities	(1,375,364)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	8,250,000
Proceeds from promissory note – related party	149,992
Repayment of promissory note – related party	(149,992)
Payment of offering costs	(572,862)
Net cash provided by financing activities	289,427,138

Net Change in Cash	551,774
Cash – Beginning of period	21,965
Cash – End of period	$573,739

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$253,714,310
Change in value of Class A common stock subject to possible redemption	$585,630
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2021, as well as the Company’s form 10Q for the quarter ended March 31, 2021, filed with the SEC on May 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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
JUNE 30, 2021
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $16,392,714 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 25,429,994 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology (see Note 9).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
As of June 30, 2021, the Company had a deferred tax asset of approximately $125,198, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for six months ended June 30, 2021 was approximately 0%%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net Income (Loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$7,247	$9,138
Less: Income and Franchise Tax	(7,247)	(9,138)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	28,750,000	28,750,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$(1,805,013)	$(174,393)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,805,013)	$(174,393)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	7,187,500	6,861,188
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.25)	$(0.03)

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 4. PRIVATE PLACEMENT

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
JUNE 30, 2021
(Unaudited)
NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three months and six months ended June 30, 2021, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively.

Promissory Note — Related Party

On December 21, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $149,992 was repaid at the closing of the Initial Public Offering on March 4, 2021. No future borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

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
JUNE 30, 2021
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,320,006 shares of Class A common stock issued and outstanding, excluding 25,429,994 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

NOTE 9. FAIR VALUE MEASUREMENTS

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
JUNE 30, 2021
(Unaudited)
Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $287,506,696 in money market funds which are invested primarily in U.S. Treasury Securities and $79 in cash. During the three months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$287,506,696

Liabilities:
Warrant Liability – Public Warrants	1	12,362,500
Warrant Liability – Private Placement Warrants	3	7,095,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	7,590,000	13,081,250	20,671,250
Change in valuation inputs or other assumptions	(495,000)	(718,750)	(1,213,750)
Fair value as of June 30, 2021	$7,095,000	$12,362,500	$19,457,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021. The Company had transfers out of Level 3 totaling $13,081,250 during the period from March 4, 2021, through June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $1.8 million, which consists of loss of approximately $1.3 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $0.5 million.

For the six months ended June 30, 2021, we had net loss of approximately $0.2 million, which consists of income of approximately $1.2 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $1.4 million.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,375,364. Net loss of $175,393 was affected by noncash charges (loss) related to the change in fair value of the warrant liability of $1,213,750 million and transaction costs associated with the warrants of $760,022 and interest income of $9,138. Net changes in operating assets and liabilities used approximately $738,105 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $287,509,138 (including $9,138 of interest) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $573,739. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described above and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the material weakness described above had not been fully remediated.

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

On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Cantor Fitzgerald & Co. acted as sole book-running of the Initial Public Offering. The securities in the offering were registered under the Securities Act on our registration statement on Form S-1 (No. 333-252997). The Securities and Exchange Commission declared the registration statements effective on March 1, 2021.

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

ARROWROOT ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)