Form 10-Q/A
period 2021-09-30
Arrowroot Acquisition Corp.
filed 2022-01-20
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of January 19, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE

Arrowroot Acquisition Corp.,  (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

Management has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Class A common stock”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 1, 2021. Historically, a portion of the Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). Pursuant to such re-evaluation, the Company’s management has determined that the all shares of Class A common stock should be classified as temporary equity regardless of the net tangible assets redemption limitation contained in the Certificate of Incorporation as all share of Class A common stock are eligible for redemption subject to the occurrence of future events outside of the Company’s control. In addition, in connection with the change in presentation for the Class A common stock, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On November 22, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash and Investments held in trust Account.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021, including the quarterly reports for the periods ended March 31, 2021 and June 30, 2021, should no longer be relied upon. On November 22, 2021, the Company filed a report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$379,336	$21,965
Prepaid expenses	701,256	—
Total Current Assets	1,080,592	21,965

Deferred offering costs	—	94,567
Cash and Investments held in Trust Account	287,516,386	—
TOTAL ASSETS	$288,596,978	$116,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,385,629	$1,041
Accrued offering costs	—	87,215
Total Current Liabilities	1,385,629	88,256

Deferred underwriting fee payable	10,062,500	—
Warrant liabilities	12,896,250	—
Total Liabilities	24,344,379	88,256

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 and 0 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	287,500,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	—	29,281
Accumulated deficit	(23,248,120)	(1,724)
Total Stockholders’ Equity (Deficit)	(23,247,401)	28,276
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,596,978	$116,532

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

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276

Accretion of Class A common stock subject to possible redemption	—	—	—	—	(689,281)	(28,024,661)	(28,713,942)

Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	660,000	—	660,000

Net income	—	—	—	—	—	1,630,620	1,630,620

Balance – March 31, 2021 (see Note 2 – as restated)	—	—	7,187,500	719	—	(26,395,765)	(26,395,046)

Net loss	—	—	—	—	—	(1,805,013)	(1,805,013)

Balance – June 30, 2021 (see Note 2 – as restated)	—	—	7,187,500	719	—	(28,200,778)	(28,200,059)

Net income	—	—	—	—	—	4,952,658	4,952,658

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(23,248,120)	$(23,247,401)

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $379,336 of cash held outside its trust account for use as working capital, $287,516,386 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith and working capital deficit of $305,037. As of September 30, 2021, approximately $16,386 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below. To date, there were no amounts outstanding under any working capital loans.

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and the SEC and its staff’s guidance on redeemable equity instruments.

As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s cash position, cash and Investments held in Trust Account, total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$256,104,950	$31,395,050	$287,500,000
Class A common stock	$314	$(314)	—
Additional paid-in capital	$3,370,075	$(3,370,075)	—
Accumulated Earnings (deficit)	$1,628,896	$(28,024,661)	$(26,395,765)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(31,395,050)	$(26,395,046)

Number of Class A common Stock subject to possible redemption	25,610,495	3,139,505	28,750,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$254,299,940	$33,200,060	$287,500,000
Class A common stock	$332	$(332)	$—
Additional paid-in capital	$5,175,067	$(5,175,067)	$—
Accumulated deficit	$(176,117)	$(28,024,661)	$(28,200,778)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(33,200,060)	$(28,200,059)

Number of Class A common Stock subject to possible redemption	25,429,994	3,320,006	28,750,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	(20,125,000)	8,625,000
Basic and diluted net income per share, Class A common stock	$—	$0.11	$0.11
Basic and diluted weighted average shares outstanding, Class B common stock	6,531,250	—	6,531,250
Basic and diluted net income (loss) per share, Class B common stock	$0.25	$(0.14)	$0.11

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	—	28,750,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	—	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.25)	$0.20	$(0.05)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	(10,006,906)	18,743,094
Basic and diluted net loss per share, Class A common stock	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B common stock	6,861,188	—	6,861,188
Basic and diluted net income (loss) per share, Class B common stock	$(0.03)	$0.02	$(0.01)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 (Unaudited)
Sale of 28,750,000 Units, net of underwriting discounts, offering costs and warrant liability	$258,786,058	$(258,786,058)	$—
Class A common stock subject to possible redemption	$(284,129,611)	$284,129,611	$—
Accretion for Class A common share subject to redemption amount	$—	$(28,713,942)	$(28,713,942)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(31,395,050)	$(26,395,046)

Condensed Statement of Changes in Stockholders’ (Equity) Deficit for the Three Months ended June 30, 2021 (Unaudited)
Change in Value of Class A common stock subject to possible redemption	$1,805,010	$(1,805,010)	$—
Total shareholders’ equity (deficit)	$5,000,001	$(33,200,060)	$(28,200,059)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$253,714,310	$33,785,690	$287,500,000
Change in value of Class A common stock common stock subject to possible redemption	$2,390,640	$(2,390,640)	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$253,714,310	$33,785,690	$287,500,000
Change in value of Class A common stock common stock subject to possible redemption	$585,630	$(585,630)	$—

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events, other than the restatement discussed in Note 2, that would have required adjustment or disclosure in the financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Amended Quarterly Report”) to “we,” “us” or the “Company” refer to Arrowroot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arrowroot Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amended Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Amended Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amended Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001 and did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and the SEC and staff’s guidance on redeemable equity instruments.  In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, except as disclosed below.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Amended Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the following.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that any measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity and the resulting material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amended Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

The Private Warrants are identical to the Public Warrants included the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described in Note 9 to our Condensed Financial Statements included in this Amended Quarterly Report on 10-Q, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following exhibits are filed as part of, or incorporated by reference into, this Amended Quarterly Report on Form 10-Q.

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

ARROWROOT ACQUISITION CORP.

Date: January 19, 2022	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2022	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)