Form 10-Q
period 2022-03-31
Arrowroot Acquisition Corp.
filed 2022-05-16
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$122,326	$262,671
Prepaid expenses	412,987	514,553
Total Current Assets	535,313	777,224

Cash and marketable securities held in trust account	287,523,763	287,523,634
TOTAL ASSETS	$288,059,076	$288,300,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,149,362	$1,177,911
Convertible promissory note - related party	950,000	750,000
Total Current Liabilities	2,099,362	1,927,911

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	5,656,250	11,991,250
Total Liabilities	17,818,112	23,981,661

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 28,750,000 subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(17,259,755)	(23,181,522)
Total Stockholders’ Deficit	(17,259,036)	(23,180,803)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,059,076	$288,300,858

The accompanying notes are an integral part of the unaudited condensed financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,	Three months Ended March 31,
	2022	2021

General and administrative expenses	$438,862	$942,521
Loss from operations	(438,862)	(942,521)

Other income:
Change in fair value of warrant liabilities	6,335,000	2,571,250
Interest earned on investments held in Trust Account	25,629	1,891
Total other income	6,360,629	2,573,141

Net income	$5,921,767	$1,630,620

Weighted average shares outstanding, Class A common stock	28,750,000	8,625,000
Basic and diluted net income per share, Class A common stock	$0.16	$0.10

Weighted average shares outstanding, Class B common stock	7,187,500	6,531,250
Basic and diluted net income per share, Class B common stock	$0.16	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)

Net income	—	—	—	—	—	5,921,767	5,921,767

Balance – March 31, 2022	—	$—	7,187,500	$719	$—	$(17,259,755)	$(17,259,036)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276

Accretion of Class A common Stock Subject to Redemption	—	—	—	—	(689,281)	(28,024,661)	(28,713,942)

Cash paid in excess of fair value of 8,250,000 Private Placement Warrants	—	—	—	—	660,000	—	660,000

Net income	—	—	—	—	—	1,630,620	1,630,620

Balance – March 31, 2021	—	$—	7,187,500	$719	$—	$(26,395,765)	$(26,395,046)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$5,921,767	$1,630,620
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(25,629)	(1,891)
Change in fair value of warrant liabilities	(6,335,000)	(2,571,250)
Transaction costs allocable to warrant liabilities	—	760,022
Changes in operating assets and liabilities:
Prepaid expenses	101,566	(1,020,972)
Accrued expenses	(28,549)	125,894
Net cash used in operating activities	(365,845)	(1,077,577)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for payment of franchise tax obligations	25,500	—
Net cash provided by (used in) investing activities	25,500	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	8,250,000
Proceeds from promissory note – related party	—	149,992
Repayment of promissory note – related party	—	(149,992)
Proceeds from convertible promissory note - related party	200,000	—
Payment of offering costs	—	(572,862)
Net cash provided by financing activities	200,000	289,427,138

Net Change in Cash	(140,345)	849,561
Cash – Beginning	262,671	21,965
Cash – Ending	$122,326	$871,526

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined above).

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

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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
MARCH 31, 2022
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

The Company has until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding  Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022, after which $950,000 was outstanding under the Promissory Note. As of March 31, 2022, $550,000 remained available under the Promissory Note for future drawdowns.

The Promissory Note, which may be further drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company, is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

As of March 31, 2022, the Company had $122,326 of cash held outside its trust account for use as working capital, $287,523,763 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,564,049. As of March 31, 2022, $23,763 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2022, the Company withdrew an amount of $25,500 to pay franchise and income taxes. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

Management expects to incur significant costs in pursuit of its acquisition plans. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company's officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, it would repay such loaned amounts. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension. Further, to satisfy liquidity needs, the Company intends to draw down on the existing Promissory Note (see Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liabilities is a permanent difference. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 was approximately 21%, which differs from the expected income tax rate mainly due to the start-up costs (discussed above), which are not currently deductible, and permanent differences attributable to warrant liabilities and transaction costs.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$4,737,414	$1,184,353	$901,767	$728,853
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	8,625,000	6,531,250

Basic and diluted net income per common share	$0.16	$0.16	$0.10	$0.10

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,250,000 Private Placement Warrants, at a price of $1.00 per warrant, or $8,250,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $30,000. Subsequently, in December 2020 the Company effectuated a 5-for-4 stock split, pursuant to which an additional 1,437,500 shares of Class B common stock were issued, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 937,500 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In January 2021, the Sponsor transferred 40,000 founder shares to each of three Director nominees, none of which are subject to forfeiture in the event that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option March 4, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $60,000 and $20,000 in fees for these services, respectively.

Promissory Notes — Related Parties

On December 21, 2020, the Sponsor issued an unsecured promissory note to the Company (the “IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) July 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $149,992 was repaid at the closing of the Initial Public Offering on March 4, 2021. No future borrowings are permitted.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there were $950,000 Working Capital Loans outstanding.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
On December 29, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. As of March 31, 2022 and December 31, 2021, $950,000 and $750,000 were drawn down on this Promissory Note, respectively.

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

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company's securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders except as otherwise required by law.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
The shares of Class B common stock will automatically convert into Class A common stock upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the initial public offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company's liquidation.
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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company's Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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

As of March 31, 2022 and December 31, 2021, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $287,523,763 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account were comprised of $287,523,555 in money market funds which are invested primarily in U.S. Treasury Securities and $79 in cash. During the three months ended March 31, 2022, the Company withdrew an amount of $25,500 in interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	March 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$287,523,555	$287,523,763

Liabilities:
Warrant Liabilities – Public Warrants	1	$7,618,750	$3,593,750
Warrant Liabilities – Private Placement Warrants	3	$4,372,500	$2,062,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the initial public offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants.  For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Market price of public shares	$9.76	$9.70
Risk-free rate	2.41%	1.30%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	4.20%	9.50%
Term to Expiration (years)	5.0	5.0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,372,500	$—	$4,372,500
Change in fair value	(2,310,000)	—	(2,310,000)
Fair value as of March 31, 2022	$2,062,500	$—	$2,062,500

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	7,590,000	13,081,250	20,671,250
Change in valuation inputs or other assumptions	(990,000)	(1,581,250)	(2,571,250)
Fair value as of March 31, 2021	$6,600,000	$11,500,000	$18,100,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three months ended March 31, 2022 and 2021.  There were no transfers from a Level 3 measurement to a Level 2 during the three months ended March 31, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the Promissory Note was outstanding.There are no remaining funds available under the Promissory Note for future drawdowns.

16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arrowroot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arrowroot Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s  Annual Report on Form 10-K filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $6.0 million, which consists of income of approximately $6.3 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $26,000, offset by operation costs of approximately $0.4 million.

For the three months ended March 31, 2021, we had net income of approximately $1.6 million, which consists of income of approximately $2.6 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $1,900, offset by operation costs of approximately $1.0 million.

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

For the three months ended March 31, 2022, cash used in operating activities was $365,845. Net income of $5,921,767 was affected by income related to the change in fair value of the warrant liabilities of $6,335,000 and interest earned on marketable securities held in trust account of $25,629. Net changes in operating assets and liabilities provided $73,017 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,077,577. Net income of $1,630,620 was affected by income related to the change in fair value of the warrant liabilities of $2,571,250, transaction costs allocable to warrants of $760,022 and interest earned on marketable securities held in trust account of $1,891. Net changes in operating assets and liabilities used $895,078 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the trust account of $287,523,763 (including $23,763 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we withdrew an amount of $25,500 interest earned from the trust account to pay franchise and income taxes.

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

As of March 31, 2022, we had cash of $122,326. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On December 29, 2021, we issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022, after which $950,000 was outstanding under the Promissory Note. As of March 31, 2022, $550,000 remained available under the Promissory Note for future drawdowns.

The Promissory Note, which may be further drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company, is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension. Further, to satisfy liquidity needs, the Company intends to draw down on the existing Promissory Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e) are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 31, 2022 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, we are subject to tax laws and regulations enacted by national, regional and local governments, those laws and regulations and their interpretation and application may also change from time to time and those changes or our failure to comply with any applicable laws or regulations, as interpreted or applied, could have a material adverse impact on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

Additionally, on March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. Cantor Fitzgerald & Co. acted as sole book-running of the Initial Public Offering. The securities in the offering were registered under the Securities Act on our registration statement on Form S-1 (No. 333-252997). The SEC declared the registration statements effective on March 1, 2021.

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

On December 29, 2021, we issued the Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022, after which $950,000 was outstanding under the Promissory Note. As of March 31, 2022, $550,000 remained available under the Promissory Note for future drawdowns. he issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Promissory Note, which may be further drawn down from time to time prior to the Maturity Date upon request by the Company, is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Promissory Note into that number of Working Capital Warrants. The Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

The Private Placement Warrants are identical to the Public Warrants included the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described in Note 9 to our Condensed Financial Statements included in this Quarterly Report, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

ARROWROOT ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)