Form 10-Q
period 2022-06-30
Arrowroot Acquisition Corp.
filed 2022-08-15
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$423,293	$262,671
Prepaid expenses	293,591	514,553
Total Current Assets	716,884	777,224

Cash and marketable securities held in trust account	287,762,743	287,523,634
TOTAL ASSETS	$288,479,627	$288,300,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,015,754	$1,177,911
Income taxes payable	21,720	—
Convertible promissory note - related party	1,500,000	750,000
Total Current Liabilities	2,537,474	1,927,911

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	1,150,000	11,991,250
Total Liabilities	13,749,974	23,981,661

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at approximately $10.00 per share redemption value at June 30, 2022 and December 31, 2021	287,563,459	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 28,750,000 subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,834,525)	(23,181,522)
Total Stockholders’ Deficit	(12,833,806)	(23,180,803)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,479,627	$288,300,858

The accompanying notes are an integral part of the unaudited condensed financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$332,572	$454,760	$771,434	$1,397,281
Loss from operations	(332,572)	(454,760)	(771,434)	(1,397,281)

Other income (expense):
Change in fair value of warrant liabilities	4,506,250	(1,357,500)	10,841,250	1,213,750
Interest earned on investments held in Trust Account	336,731	7,247	362,360	9,138
Total other income (expense), net	4,842,981	(1,350,253)	11,203,610	1,222,888

Income (loss) before provision for income taxes	4,510,409	(1,805,013)	10,432,176	(174,393)
Provision for income taxes	(21,720)	—	(21,720)	—
Net income (loss)	$4,488,689	$(1,805,013)	$10,410,456	$(174,393)

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	18,743,094

Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.05)	$0.29	$(0.01)

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,861,188

Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.05)	$0.29	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)

Net income	—	—	—	—	—	5,921,767	5,921,767

Balance – March 31, 2022 (unaudited)	—	—	7,187,500	719	—	(17,259,755)	(17,259,036)

Accretion of common stock subject to redemption						(63,459)	(63,459)

Net income	—	—	—	—	—	4,488,689	4,488,689

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(12,834,525)	$(12,833,806)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276

Accretion of Class A common Stock Subject to Redemption	—	—	—	—	(689,281)	(28,024,661)	(28,713,942)

Cash paid in excess of fair value of 8,250,000 Private Placement Warrants	—	—	—	—	660,000	—	660,000

Net income	—	—	—	—	—	1,630,620	1,630,620

Balance – March 31, 2021 (unaudited)	—	—	7,187,500	719	—	(26,395,765)	(26,395,046)
Net loss	—	—	—	—	—	(1,805,013)	(1,805,013)
Balance – June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(28,200,778)	$(28,200,059)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$10,410,456	$(174,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(362,360)	(9,138)
Change in fair value of warrant liabilities	(10,841,250)	(1,213,750)
Transaction costs allocable to warrant liabilities	—	760,022
Changes in operating assets and liabilities:
Prepaid expenses	220,962	(881,179)
Accrued expenses	(162,157)	143,074
Income taxes payable	21,720	—
Net cash used in operating activities	(712,629)	(1,375,364)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for payment of franchise tax obligations	123,251	—
Net cash provided by (used in) investing activities	123,251	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	8,250,000
Proceeds from promissory note – related party	—	149,992
Repayment of promissory note – related party	—	(149,992)
Proceeds from Convertible Promissory Note - related party	750,000	—
Payment of offering costs	—	(572,862)
Net cash provided by financing activities	750,000	289,427,138

Net Change in Cash	160,622	551,774
Cash – Beginning of the period	262,671	21,965
Cash – End of the period	$423,293	$573,739

Non-cash investing and financing activities:
Initial value of public warrant liability	$—	$13,081,250
Initial value of private warrant liability	$—	$7,590,000
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined above).

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

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. Management has determined the fair value of the Convertible Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the condensed statements of operations. As of June 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

The Convertible Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Convertible Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Convertible Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Convertible Promissory Note and all other sums payable with regard to the Convertible Promissory Note becoming immediately due and payable.

As of June 30, 2022, the Company had $423,293 of cash held outside its trust account for use as working capital, $287,762,743 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,820,590. As of June 30, 2022, $262,743 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of June 30, 2022, the Company withdrew an amount of $123,251 to pay franchise taxes. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

Management expects to incur significant costs in pursuit of its acquisition plans. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, it would repay such loaned amounts. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Accretion of carrying value to redemption value	28,713,942
Class A common stock subject to possible redemption at December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	63,459
Class A common stock subject to possible redemption at June 30, 2022	$287,563,459

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date (see Note 9).

Convertible Promissory Note

The Company accounts for its Convertible Promissory Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its Convertible Promissory Note. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the Convertible Promissory Note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Note are recognized as non-cash gains or losses in the condensed statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.21% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.21% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$3,590,951	$897,738	$(1,444,010)	$(361,003)	$8,328,395	$2,082,091	$(139,514)	$(34,879)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	18,743,094	6,861,188

Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.05)	$(0.05)	$0.29	$0.29	$(0.01)	$(0.01)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three and six months ended June 30, 2022,  the Company incurred and paid $60,000 and $120,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $80,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at June 30, 2022 and December 31, 2021.

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

On December 29, 2021, the Company issued its Convertible Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. Management has determined the fair value of the Convertible Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the condensed statements of operations. As of June 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the initial public offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.
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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

As of June 30, 2022 and December 31, 2021, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ARROWROOT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2022, assets held in the Trust Account were comprised of $287,762,743 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account were comprised of $287,523,555 in money market funds which are invested primarily in U.S. Treasury Securities and $79 in cash. During the three and six months ended June 30, 2022, the Company withdrew an amount of $123,251 in interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$287,762,743	$287,523,555

Liabilities:
Warrant Liabilities – Public Warrants	1	$730,000	$7,618,750
Warrant Liabilities – Private Placement Warrants	3	$420,000	$4,372,500

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

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Market price of public shares	$9.81	$9.70
Risk-free rate	2.99%	1.30%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	<1%	9.50%
Term to expiration (years)	5.0	5.0

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(2,310,000)
Fair value as of March 31, 2022	2,062,500
Change in fair value	(1,642,500)
Fair value as of June 30, 2022	$420,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	7,590,000	13,081,250	20,671,250
Change in valuation inputs or other assumptions	(990,000)	(1,581,250)	(2,571,250)
Fair value as of March 31, 2021	6,600,000	11,500,000	18,100,000
Transfer to Level 1	—	(11,500,000)	(11,500,000)
Change in valuation inputs or other assumptions	495,000	—	495,000
Fair value as of June 30, 2021	$7,095,000	$—	$7,095,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three and six months ended June 30, 2022. The Company had transfers out of Level 3 totaling $11,500,000 during the period from March 4, 2021, through June 30, 2021.  There were no transfers from a Level 3 measurement to a Level 2 during the three and six months ended June 30, 2022 and 2021.

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

References in this report quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arrowroot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arrowroot Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $4.5 million, which consists of income of approximately $4.5 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $0.3 million, offset by general and administrative expenses of approximately $0.3 million and provision for income tax of $21,720.

For the six months ended June 30, 2022, we had net income of approximately $10.4 million, which consists of income of approximately $10.8 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $0.4 million, offset by general and administrative expenses of approximately $0.8 million and provision for income tax of $21,720.

For the three months ended June 30, 2021, we had net loss of approximately $1.8 million, which consists of loss of approximately $1.4 million derived from the changes in fair value of the warrant liabilities and general and administrative expenses of approximately $0.5 million, and interest income earned on investments held in the Trust Account of approximately $7,000.

For the six months ended June 30, 2021, we had net loss of approximately $0.17 million, which consists of general and administrative expenses of approximately $1.4 million, offset by income of approximately $1.2 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $9,000.

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

For the six months ended June 30, 2022, cash used in operating activities was $712,629. Net income of $10,410,456 was affected by income related to the change in fair value of the warrant liabilities of $10,841,250 and interest earned on marketable securities held in trust account of $362,360. Net changes in operating assets and liabilities provided $80,525 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,375,364. Net loss of $174,393 was affected by income related to the change in fair value of the warrant liabilities of $1,213,750, transaction costs allocable to warrants of $760,022 and interest earned on marketable securities held in trust account of $9,138. Net changes in operating assets and liabilities used $738,105 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the trust account of $287,762,743 (including $262,743 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2022, we withdrew an amount of $123,251 interest earned from the trust account to pay franchise and income taxes.

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

As of June 30, 2022, we had cash of $423,293. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On December 29, 2021, the Company issued an unsecured promissory note (the “ Convertible Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Convertible Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022.  On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. As of June 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

The Convertible Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Convertible Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Convertible Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Convertible Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Convertible Promissory Note and all other sums payable with regard to the Convertible Promissory Note becoming immediately due and payable.

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

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern, as discussed further below. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified related to the Company’s accounting for complex financial instruments. and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 31, 2022 (our “Annual Report”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was filed with the SEC on May 26, 2022 (our “Q1 Quarterly Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report, Q1 Quarterly Report and other reports we file with, or furnish to, the SEC.

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

On December 29, 2021, we issued the Convertible Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Convertible Promissory Note and additional amounts of $200,000 and 550,000 were drawn down on March 17, 2022 and April 21, 2022, respectively, after which $1,500,000 was outstanding under the Convertible Promissory Note. As of June 30, 2022, no amounts remained available under the Convertible Promissory Note for future drawdowns. The issuance of the Convertible Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Convertible Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Convertible Promissory Note into that number of Working Capital Warrants. The Convertible Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Convertible Promissory Note and all other sums payable with regard to the Convertible Promissory Note becoming immediately due and payable.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 5, 2021
3.2	Bylaws, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-25299), originally filed February 11, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROWROOT ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)