Form 10-Q
period 2022-09-30
Arrowroot Acquisition Corp.
filed 2022-11-14
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$351,365	$262,671
Prepaid expenses	205,748	514,553
Total Current Assets	557,113	777,224

Cash and investments held in trust account	288,776,642	287,523,634
TOTAL ASSETS	$289,333,755	$288,300,858

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,053,549	$1,177,911
Income tax payable	207,764	—
Convertible promissory note - related party	1,500,000	750,000
Total Current Liabilities	2,761,313	1,927,911

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	910,000	11,991,250
Total Liabilities	13,733,813	23,981,661

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at approximately $10.02 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	288,218,064	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 28,750,000 subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,618,841)	(23,181,522)
Total Stockholders’ Deficit	(12,618,122)	(23,180,803)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$289,333,755	$288,300,858

The accompanying notes are an integral part of the unaudited condensed financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$355,529	$1,615,840	$1,126,963	$3,013,121
Loss from operations	(355,529)	(1,615,840)	(1,126,963)	(3,013,121)

Other income:
Change in fair value of warrant liabilities	240,000	6,561,250	11,081,250	7,775,000
Interest earned on investments held in Trust Account	1,229,862	7,248	1,592,222	16,386
Total other income, net	1,469,862	6,568,498	12,673,472	7,791,386

Income before provision for income taxes	1,114,333	4,952,658	11,546,509	4,778,265
Provision for income taxes	(244,044)	—	(265,764)	—
Net income	$870,289	$4,952,658	$11,280,745	$4,778,265

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	22,115,385

Basic and diluted net income per share, Class A common stock	$0.02	$0.14	$0.31	$0.16

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,971,154

Basic and diluted net income per share, Class B common stock	$0.02	$0.14	$0.31	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)

Net income	—	—	—	—	—	5,921,767	5,921,767

Balance – March 31, 2022	—	—	7,187,500	719	—	(17,259,755)	(17,259,036)

Accretion of class A common stock subject to redemption amount	—	—	—	—	—	(63,459)	(63,459)

Net income	—	—	—	—	—	4,488,689	4,488,689

Balance – June 30, 2022	—	—	7,187,500	719	—	(12,834,525)	(12,833,806)

Accretion of class A common stock subject to redemption amount	—	—	—	—	—	(654,605)	(654,605)

Net income	—	—	—	—	—	870,289	870,289

Balance – September 30, 2022	—	$—	7,187,500	$719	$—	$(12,618,841)	$(12,618,122)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276

Accretion of Class A common Stock Subject to Redemption amount	—	—	—	—	(689,281)	(28,024,661)	(28,713,942)

Cash paid in excess of fair value of 8,250,000 Private Placement Warrants	—	—	—	—	660,000	—	660,000

Net income	—	—	—	—	—	1,630,620	1,630,620

Balance – March 31, 2021	—	—	7,187,500	719	—	(26,395,765)	(26,395,046)

Net loss	—	—	—	—	—	(1,805,013)	(1,805,013)

Balance – June 30, 2021	—	—	7,187,500	719	—	(28,200,778)	(28,200,059)

Net income	—	—	—	—	—	4,952,658	4,952,658

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(23,248,120)	$(23,247,401)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$11,280,745	$4,778,265
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,592,222)	(16,386)
Change in fair value of warrant liabilities	(11,081,250)	(7,775,000)
Transaction costs allocable to warrant liabilities	—	760,022
Changes in operating assets and liabilities:
Prepaid expenses	308,805	(701,256)
Accrued expenses	(124,362)	1,384,588
Income tax payable	207,764	—
Net cash used in operating activities	(1,000,520)	(1,569,767)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for payment of franchise tax obligations	339,214	—
Net cash provided by (used in) investing activities	339,214	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	8,250,000
Proceeds from promissory note – related party	—	149,992
Repayment of promissory note – related party	—	(149,992)
Proceeds from Convertible Promissory Note - related party	750,000	—
Payment of offering costs	—	(572,862)
Net cash provided by financing activities	750,000	289,427,138

Net Change in Cash	88,694	357,371
Cash – Beginning of the period	262,671	21,965
Cash – End of the period	$351,365	$379,336

Supplementary cash flow information:
Cash paid for income taxes	$58,000	$—

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined above).

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. Management has determined the fair value of the Convertible Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

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

As of September 30, 2022, the Company had $351,365 of cash held outside its trust account for use as working capital, $288,776,642 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,134,200. As of September 30, 2022, $1,276,642 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2022, the Company withdrew an amount of $339,214 to pay franchise taxes. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income earned from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the unaudited condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Accretion of carrying value to redemption value	28,713,942
Class A common stock subject to possible redemption at December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	718,064
Class A common stock subject to possible redemption at September 30, 2022	$288,218,064

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

Convertible Promissory Note

The Company accounts for its Convertible Promissory Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its Convertible Promissory Note. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the Convertible Promissory Note and fair value at issuance are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Convertible Promissory Note are recognized as non-cash gains or losses in the unaudited condensed statements of operations.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 21.90% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.30% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021		For The Nine Months Ended September 30, 2022		For The Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$696,231	$174,058	$3,962,126	$990,532	$9,024,596	$2,256,149	$3,633,061	$1,145,204
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	22,115,385	6,971,154

Basic and diluted net income per common share	$0.02	$0.02	$0.14	$0.14	$0.31	$0.31	$0.16	$0.16

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three and nine months ended September 30, 2022,  the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $140,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at September 30, 2022 and December 31, 2021.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

On December 29, 2021, the Company issued its Convertible Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. Management has determined the fair value of the Convertible Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

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

As of September 30, 2022 and December 31, 2021, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

At September 30, 2022, assets held in the Trust Account were comprised of $138,917,272 in U.S. Treasury Bills and U.S. Treasury Notes and $149,859,370 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account were comprised of $287,523,555 in money market funds which are invested primarily in U.S. Treasury Securities and $79 in cash. During the three and nine months ended September 30, 2022, the Company withdrew an amount of $339,214 in interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$288,776,642	$287,523,555

Liabilities:
Warrant Liabilities – Public Warrants	1	$580,000	$7,618,750
Warrant Liabilities – Private Placement Warrants	3	$330,000	$4,372,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

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

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	September 30, 2022	December 31, 2021
Market price of public shares	$9.82	$9.70
Risk-free rate	4.00%	1.30%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	9.50%
Term to expiration (years)	0.33	5.0

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(2,310,000)
Fair value as of March 31, 2022	2,062,500
Change in fair value	(1,642,500)
Fair value as of June 30, 2022	420,000
Change in fair value	(90,000)
Fair value as of September 30, 2022	$330,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	7,590,000	13,081,250	20,671,250
Change in valuation inputs or other assumptions	(2,887,500)	(1,581,250)	(4,468,750)
Transfer to Level 1	—	(11,500,000)	(11,500,000)
Fair value as of September 30, 2021	$4,702,500	$—	$4,702,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three and nine months ended September 30, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $11,500,000. There were no transfers from a Level 3 measurement to a Level 2 during the three and nine months ended September 30, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arrowroot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arrowroot Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022 and August 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $0.9 million, which consists of income of approximately $0.2 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $1.2 million, offset by general and administrative expenses of approximately $0.4 million and provision for income tax of $244,044.

For the nine months ended September 30, 2022, we had net income of approximately $11.3 million, which consists of income of approximately $11.1 million derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of approximately $1.6 million, offset by general and administrative expenses of approximately $1.1 million and provision for income tax of $265,764.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,000,520. Net income of $11,280,745 was affected by income related to the change in fair value of the warrant liabilities of $11,081,250 and interest earned on marketable securities held in trust account of $1,592,222. Net changes in operating assets and liabilities provided $184,443 of cash for operating activities.

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

As of September 30, 2022, we had cash and marketable securities held in the trust account of $288,776,642 (including $1,276,642 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, we withdrew an amount of $339,214 interest earned from the trust account to pay franchise and income taxes.

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

As of September 30, 2022, we had cash of $351,365. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On December 29, 2021, the Company issued an unsecured promissory note (the “Convertible Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Convertible Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022.  On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Convertible Promissory Note for future drawdowns. As of September 30, 2022 and December 31, 2021, $1,500,000 and $750,000 were drawn down on this Convertible Promissory Note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”), Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 31, 2022 (our “Annual Report”), our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was filed with the SEC on May 26, 2022 (our “Q1 Quarterly Report”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2022, which was filed with the SEC on August 15, 2022 (our “Q2 Quarterly Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report, Q1 and Q2 Quarterly Report and other reports we file with, or furnish to, the SEC.

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

On December 29, 2021, we issued the Convertible Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the Convertible Promissory Note and additional amounts of $200,000 and $550,000 were drawn down on March 17, 2022 and April 21, 2022, respectively, after which $1,500,000 was outstanding under the Convertible Promissory Note. As of September 30, 2022, no amounts remained available under the Convertible Promissory Note for future drawdowns. The issuance of the Convertible Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

The Private Placement Warrants are identical to the Public Warrants included the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described in Note 9 to our unaudited condensed financial statements included in this Quarterly Report, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

ARROWROOT ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)