Form 10-K
period 2022-12-31
Arrowroot Acquisition Corp.
filed 2023-03-31
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on The Nasdaq Stock Market LLC, was approximately $282,037,500.

As of March 30, 2023, there were 4,445,813 Class A common stock, $0.0001 par value and 7,187,500 Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Report, references to:

•
“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation that the company adopted in connection with the consummation of our initial public offering as further amended pursuant to the vote of our stockholders at the special meeting on February 28, 2023;

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including any potential business combination with the Potential Target (as defined below) ;

•	our expectations around the performance of the Potential Target’s business or businesses

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the lack of a market for our public securities;

•
the possibility that Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

On March 4, 2021, the Company consummated its initial public offering (the “initial public offering”) of 28,750,000 Units (the “IPO Units”), including 3,750,000 units as a result of the underwriter’s full exercise of their over-allotment option at an offering price of $10.00 per unit (the “Overallotment Units” and together with the IPO Units, the “Units”) and a private placement with our sponsor, Arrowroot Acquisition LLC, of 8,250,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”). The net proceeds from our Units together with certain of the proceeds from the Private Placement, $287,500,000 in the aggregate, were placed in a trust account established for the benefit of the Company’s public stockholders and the underwriter of the initial public offering with Continental Stock Transfer & Trust Company acting as trustee.

On February 28, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote to extend the date (“Termination Date”) by which it must either (a) consummate and initial business combination, or (b) (i) cease all operations except for the purpose of winding up if the Company fails to complete such initial business combination and (ii) redeem all of the shares of the Company’s common stock, included as part of the initial public offering units, from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) or a total of up to eleven months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). The Extension proposal was approved by the stockholders.

Also, in connection with the approval by the Company’s stockholders of the Extension Date at the Extension Meeting, on March 6, 2023, the Company’s sponsor (or one or more of its affiliates, members or third-party designees) (together, the “Lender”) made a $1,760,000 deposit into the trust account in exchange for an unsecured promissory note that matures upon the Company closing its initial business combination. If the Company completes an initial business combination, the Company will, at the option of the Lender, repay the amounts loaned under the promissory note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering.

As a result of the approval by the Company’s stockholders of the  Extension Proposal, public stockholders holding 24,304,187 shares of Class A common stock exercised their right to redeem their shares for an aggregated redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was approximately $45,229,556.

Potential Target Business Combination

We have signed a non-binding letter of intent with a leading company in learning automation and information intelligence (the “Potential Target”). We believe that the Potential Target is a leader in learning automation and information intelligence and is one of the fastest growing artificial intelligence companies in North America. We believe that Potential Target’s cloud-based platform is being deployed globally into some of the most demanding vertical markets including healthcare, education, insurance, retail, oil & gas/energy, manufacturing and the government. We currently anticipate that the pre-money enterprise value ascribed to the Potential Target for purposes of the proposed business combination (which is inclusive of all outstanding options, warrants and other existing rights to acquire equity of the Potential Target) will be $1,285,000,000. As of the date of this Report, we have not signed a business combination agreement, or similar definitive binding agreement, with the Potential Target. Any business combination with the Potential Target would be subject to a minimum cash condition and other customary closing conditions.

Our Sponsor

Our sponsor, Arrowroot Acquisition LLC, is a Delaware limited liability company formed by Arrowroot Capital Management, LLC (“Arrowroot Capital”) and our management team. Our sponsor is managed by entrepreneurs, seasoned operators and technology-oriented investors with a shared vision of identifying and investing in innovative and agile technology and technology-enabled businesses, primarily in the enterprise software sector, that are public company-ready and focused on accessing liquidity through the capital markets. We believe that our management team’s relationships with founders of leading technology companies, executives of private and public companies, fund managers at top venture capital and growth equity funds, and investment bankers, in addition to the extensive industry and geographical reach of our partners’ networks, provides us a competitive advantage in pursuing a broad range of opportunities. Our management team believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy.

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

Financial Position

As of December 31, 2022, we had approximately $290,737,917 (including $3,945,497 of interest) held in the trust account and available for a business combination (assuming no redemptions). After consideration of $10,062,500 of deferred underwriting fees payable upon consummation of a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. On February 28, 2023, we held the Extension Meeting to, in part, amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 24,304,187 shares of Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was approximately $45,229,556. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

•
any of our officers, directors or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise, and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, as of March 30, 2023, we would not need any of the public shares sold in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If our proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the Extension Date.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until the Extension Date to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within this period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by the Extension Date or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquired public shares in or our initial public offering or in the open market afterwards, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $145,980 of proceeds held outside of the trust account (as of December 31, 2022), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholder who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extension Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extension Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the Extension Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Extension Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Extension Date, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and we anticipate to continue to encounter, intense competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

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

•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by Extension Date;

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

•
The requirement that we consummate an initial business combination by the Extension Date may give potential target businesses, including the Potential Target, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	We may effect our initial business combination with a company located outside of the United States.

•
We may not be able to consummate an initial business combination, including any potential business combination with the Potential Target, by the Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

There are no assurances that the extension will enable us to complete an initial business combination.

Even though our amended and restated certificate of incorporation was amended to extend the deadline for the us to complete a Business Combination until the Extension Date, we can still provide no assurances that an initial business combination will be consummated prior to such date. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek stockholder approval in connection with our initial business combination, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve our initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of shares of Class A common stock on the open market. The price of shares of Class A common stock may be volatile, and there can be no assurance that stockholders will be able to dispose of shares of Class A common stock at favorable prices, or at all.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are incorporated under the laws of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. While the Company is currently in discussions regarding business combination opportunities and has signed a non-binding letter of intent with the Potential Target, we have no current definitive arrangements or definitive understandings with any prospective target business concerning a business combination and we may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by the Extension Date.

As of December 31, 2022, we had $145,980 in cash held outside the trust account to fund our working capital requirements, and on February 23, 2023, our sponsor issued and funded a non-interest bearing $500,000 unsecured promissory note.

Also, in connection with the approval by the Company’s stockholders of the Extension Date at the Extension Meeting, on March 6, 2023, the Lender made a $1,760,000 deposit into the trust account in exchange for an unsecured promissory note that matures upon the Company closing its initial business combination. If the Company completes an initial business combination, the Company will, at the option of the Lender, repay the amounts loaned under the promissory note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the Extension Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

As of March 30, 2023, our initial stockholders own approximately 61.78% of our outstanding common stock. Our initial stockholders and management team also may from time-to-time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the currently issued and outstanding public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination we will receive the requisite stockholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extension Date, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Extension Date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the time period provided in our amended and restated certificate of incorporation before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss. Furthermore, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), following the Extension Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts, which may or may not be interest bearing) until the earlier of consummation of our initial business combination or our liquidation. See “— If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, because the Trust Account was not liquidated prior to the 24-month anniversary of our initial public offering, we have converted all funds in the Trust Account to cash, and such funds will cease to earn interest.”

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

The requirement that we consummate an initial business combination by the Extension Date may give potential target businesses, including the Potential Target, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business, including the Potential Target, with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Extension Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by the Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Extension Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Extension Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $145,980 in cash held outside the trust account to fund our working capital requirements. Additionally, on February 23, 2023, our sponsor issued and funded a non-interest bearing $500,000 unsecured promissory note. Also, in connection with the approval by the Company’s stockholders of the Extension Date at the Extension Meeting, on March 6, 2023, the Lender made a $1,760,000 deposit into the trust account in exchange for an unsecured promissory note that matures upon the Company closing its initial business combination. If the Company completes an initial business combination, the Company will, at the option of the Lender, repay the amounts loaned under the promissory note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until the Extension Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. We expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extension Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Extension Date in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extension Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time in which we must complete our initial business combination.

Investors will not be entitled to protections normally afforded to investors of many other blank check companies.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 30, 2023, there were 12,812,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of March 30, 2023, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond the Extension Date from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

As of December 31, 2022, we had cash and marketable securities held in the trust account of $290,737,917 (including $3,945,497 of interest) available to consummate an initial business combination after payment of the estimated expenses of our initial public offering, $10,062,500 of deferred underwriting fees and $731,214 of interest earned from the trust account to pay franchise and income taxes. As a result of the proposal to amend the amended and restated certificate of incorporation to extend the Original Termination Date, as holders of 24,304,187 shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $247,259,068.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete such business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other things, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, because the Trust Account was not liquidated prior to the 24-month anniversary of our initial public offering, we have converted all funds in the Trust Account to cash, and such funds will cease to earn interest.

We completed our initial public offering on March 4, 2021 and we have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the Initial Public Offering registration statement.

It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), following the Extension Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts, which may or may not be interest bearing) until the earlier of consummation of our initial business combination or our liquidation. This means that the amount available for redemption may not increase following the twenty-four month anniversary of our initial public offering. In addition, even prior to the 24-month anniversary of the closing of the Company’s initial public offering, we may be deemed to be an investment company.

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

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

In addition, our sponsor has issued working capital loans which permits the conversion of such loan into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. Also, in connection with the approval by the Company’s stockholders of the Extension Date at the Extension Meeting, on March 6, 2023, the Lender made a $1,760,000 deposit into the trust account in exchange for an unsecured promissory note that matures upon the Company closing its initial business combination. If the Company completes an initial business combination, the Company will, at the option of the Lender, repay the amounts loaned under the promissory note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Our sponsor controls a majority in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of March 30, 2023, our initial stockholders owned approximate 61.78% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 8,250,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $8,250,000, that will also be worthless if we do not complete our initial business combination. These personal and financial interests of our executive officers, directors and members of our sponsor may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Extension Date nears, which is the deadline for our completion of an initial business combination.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

Our units, Class A common stock and warrants are each traded on the Nasdaq under the symbols “ARRWU,” “ARRW” and “ARRWW,” respectively.

(b)	Holders

As of December 31, 2022, there was 2 holders of record of our units, 1 holder of record of our Class A common stock, 1 holder of record for our Class B common stock and 2 holders of record for our warrants.

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

Use of Proceeds

On December 21, 2020, the sponsor issued the First Promissory Note (as defined below), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The outstanding balance under the First Promissory Note of $149,992 was repaid at the closing of the initial public offering on March 4, 2021.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $287,500,000 was placed in a segregated non-interest bearing trust account, located in the United States. We incurred $16,392,714 in transaction costs related to the initial public offering, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $580,214 of other offering costs. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $5,750,000 in underwriting discounts and commissions and approximately $580,214 for other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $10,062,500 in underwriting discounts and commissions.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Safaii and Thomas Olivier, and each of them, as his or her true and lawful agents, proxies and  attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K  of Arrowroot Acquisition Corp., and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said  attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and  attorney-in-fact or any of his substitutes, may lawfully do or cause to be done by virtue thereof.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

As of the date of this Report, we have signed a non-binding letter of intent with the Potential Target, but we have not signed a business combination agreement, or similar definitive binding agreement, with the Potential Target. Any business combination with the Potential Target would be subject to a minimum cash condition and other customary closing conditions. Our obligation to close will also be subject to customary closing conditions. We also expect to continue to incur significant costs in the pursuit of our acquisition plans, and we cannot assure you that our plans to complete a Business Combination will be successful.

On February 28, 2023 we held an Extension Meeting where the date by which we have to consummate a business combination was extended from March 4, 2023 to the Extension Date In connection with the extension vote, 24,304,187 Class A common stock were redeemed for an aggregate redemption amount of $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was approximately 45,229,556.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We historically have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $13,521,299, which consists of income of $11,881,250 derived from changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $3,945,497, offset by general and administrative costs of $1,555,038 and provision for income taxes of $750,410.

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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $287,500,000 was placed in the Trust Account. We incurred $16,392,714 in transaction costs related to the initial public offering, consisting of $5,750,000 in cash underwriting fees, net of reimbursements, $10,062,500 of deferred underwriting fees and $580,214 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $1,597,905. Net income of $13,521,299 was affected by income of $11,881,250 derived from changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $3,945,497. Net changes in operating assets and liabilities provided $707,543 of cash for operating activities.

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

As of December 31, 2022, we had cash and marketable securities held in the trust account of $290,737,917 (including $3,945,497 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we withdrew an amount of $731,214 interest earned from the trust account to pay franchise and income taxes.

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

As of December 31, 2022, we had cash of $145,980. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On December 29, 2021, the Company issued an unsecured promissory note (the “Second Promissory Note”) in the principal amount of up to $1,500,000 to its sponsor, of which $750,000 was funded by the sponsor upon execution of the Second Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Second Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the Second Promissory Note was outstanding. There are no remaining funds available under the Second Promissory Note for future drawdowns. As of December 31, 2022 and 2021, $1,500,000 and $750,000 were drawn down on this Second Promissory Note, respectively.

The Second Promissory Note does not bear interest. The principal balance of the Second Promissory Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Second Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Second Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Third Promissory Note is not convertible into Working Capital Warrants or any other security. The Promissory Notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Notes and all other sums payable with regard to the Promissory Notes becoming immediately due and payable.

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the sponsor (the “Third Promissory Note” and together with the Second Promissory Note, the “Promissory Notes”), which was funded in full by the sponsor upon execution of the Third Promissory Note. The Third Promissory Note is not convertible into Working Capital Warrants or any other security.

On March 6, 2023, in connection with the approval by the Company’s stockholders of the Extension Date at the Extension Meeting, the Lender made a $1,760,000 deposit into the trust account in exchange for an unsecured promissory note that matures upon the Company closing its initial business combination (the “Fourth Promissory Note”). If the Company completes an initial business combination, the Company will, at the option of the Lender, repay the amounts loaned under the Fourth Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial business combination by the Extension date Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

All of the Company’s outstanding promissory notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the promissory notes and all other sums payable with regard to the promissory notes becoming immediately due and payable.

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

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern, as discussed further below. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by July 6, 2023 (or such later date as permitted by the Company’s Amended and Restated Certificate of Incorporation) but no later than February 4, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimate

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimate:

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Safaii	43	Chief Executive Officer and Chairman of the Board
Thomas Olivier	55	President, Chief Financial Officer and Vice Chairman of the Board
Dixon Doll	80	Director
Will Semple	45	Director
Peter Kuper	53	Director

Matthew Safaii has served as our Chief Executive Officer and the Chairman of our board of directors since our inception in November 2020. Mr. Safaii is the founder and Managing Partner of Arrowroot Capital, an investment advisory firm, which he founded in January 2014. Mr. Safaii serves as a Director at SnapLogic, Inc., a cloud connection company, which he joined in September 2019. Previously, Mr. Safaii served as a Managing Director and Head of the Acquisitions Team at Actua Corp., a venture capital firm, from June 2009 to December 2013.

Thomas Olivier has served as our President and Chief Financial Officer and the Vice Chairman of our board of directors since our inception in November 2020. Mr. Olivier is a managing director at Arrowroot Capital and has held this position since March 2021. Previously, Mr. Olivier was a Managing Director in Houlihan Lokey’s Technology, Media & Telecom (TMT) Group from May 2017 until April 2021. Prior to his time at Houlihan Lokey, Mr. Olivier served as a Managing Director at Pacific Crest Securities, Inc., an investment bank focused on the technology sector, from April 2012 to May 2017. Mr. Olivier also joined the board of directors of Board of Brain Scientific Inc., a neurology-focused medical device and software company, in November 2021.

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

Peter Kuper has served on our board of directors since March 4, 2022. Mr. Kuper is currently a Managing Partner of HypAdvisor Consulting LLC, a technology consulting firm, and has held this position since September 2008. Mr. Kuper is also chairman at Actus Digital Inc. (“Actus Digital”), a cyber security software company, and is the Senior Vice President of Finance and Information Technology at jCyte, Inc., a private biotechnology company dedicated to improving the lives of patients with retinal degenerative diseases. He has held both of these positions since November 2021. From January 2010 until January 2017 Mr. Kuper was also a Partner on the investments team at In-Q-Tel, a non-profit strategic investor that accelerates the development and delivery of technologies to U.S. government agencies.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity’s Business	Affiliation

Matthew Safaii	Arrowroot Capital Management, LLC	Investment Management	Managing Partner and Founder
	SnapLogic, Inc.	Cloud Computing	Director
	MedNet Solutions, Inc.	Healthcare Technology	Director
	Cygilant, Inc.	Cybersecurity Software	Director
	Zift Channel Solutions, Inc.	Marketing Software	Director
	SponsorHouse, Inc. (d/b/a Hookit)	Sponsorship Analytics	Director
	Leadspace Ltd.	Marketing Software	Director
	BryterCX Holdings, Inc.	CRM Software	Director
	Hammer Technologies Holdings Pty Limited	Risk Management Software	Director
	Clickatell Corp	IT Services and Consulting	Director
	Engage3, Inc.	IT Services and Consulting	Director
Thomas Olivier	Arrowroot Capital Management, LLC	Investment Management	Managing Director
	Brain Scientific Inc.	Medical Device and Software	Director
	Mad Mobile, Inc.	Hospitality Technology Solutions	Director
Dixon Doll	Roman DBDR Tech Acquisition Corp.	Special Purpose Acquisition Company	Senior Director
	Prime Impact Acquisition I	Special Purpose Acquisition Company	Director
	The Papal Foundation, University of San Francisco	Philanthropy	Director
	Asian Art Museum	Cultural Institution	Director
	Catholic Investment Services	Non-Profit Investment Management	Director
	San Francisco Opera Association	Cultural Institution	Director
	University of San Francisco Investment Committee	Non-Profit Investment Management	Chairman of Investment Committee
	Amadeus Capital	Venture Capital	Member, Investment Advisory Board
	Airlinq Inc.	Software Solutions	Director
	Playlist Media, Inc.	Music	Director
	CHNL Holdings, Inc.	Music	Director
Will Semple	eBAY SARL	E-Commerce	Director and Board Member
	Cygilant, Inc.	Cybersecurity Software	Advisor
Peter Kuper	HypAdvisor Consulting LLC	Technology Consulting	Managing Partner
	Actus Digital	Cybersecurity Software	Chairman
	jCyte, Inc.	Biotechnology	Senior Vice President of Finance and Information Technology

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

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. However, in January 2021, our sponsor transferred 40,000 founder shares to each of Dixon Doll, Will Semple and Gaurav Dhillon, our non-employee directors at the time of our initial public offering. Peter Kuper has not received any compensation for his services to the Company as a director. Commencing on March 2, 2021, through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $20,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 public shares and 7,187,500 Class B common stock, issued and outstanding as of December 31, 2022. All of the Class B common stock are convertible into Class A common stock on a one-for-one basis, as described herein.

	Class B Common stock		Class A Common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Arrowroot Acquisition LLC (our sponsor) (our sponsor)(2)	7,067,500	98.33%	—	—	19.67%
Matthew Safaii(3)	7,067,500	98.33%	—	—	19.67%
Thomas Olivier(3)	7,067,500	98.33%	—	—	19.67%
Dixon Doll	40,000	*	—	—	*
Will Semple	40,000	*	—	—	*
Peter Kuper	—	—	—	—	—
All officers and directors as a group (five individuals)	7,187,500	99.44%	—	—	19.78%
Five Percent Holders
Saba Capital Management, L.P.(4)	—		1,595,486	5.55%	4.44%
HGC Investment Management Inc.(5)	—		1,683,927	5.86%	4.69%
Polar Asset Management Partners Inc.(6)			1,451,993	5.05%	4.04%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of officer and director beneficial stockholders is 4553 Glencoe Ave, Suite 200, Marina Del Rey, CA 90292.

(2)
The shares reported herein are held in the name of our sponsor. Our sponsor is governed by two managers, Matthew Safaii and Thomas Olivier. As such, Matthew Safaii and Thomas Olivier have voting and investment discretion with respect to the Class B common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B common stock held directly by our sponsor.

(3)	Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor.

(4)
Based solely on Schedule 13G/A jointly filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and  Boaz R. Weinstein (“Saba Capital”). The address for Saba Capital is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)
Based solely on Schedule 13G filed with the SEC on February 14, 2023 by HGC Investment Management Inc. (“HGC IM”). HGC IM serves as the investment manager to and holds the shares of Class A common stock on behalf of The HGC Fund LP. The address for HGC IM is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(6)
Based solely on Schedule 13G filed with the SEC on February 9, 2023 by Polar Asset Management Partners Inc. (“Polar”). HGC IM serves as the investment manager to and holds the shares of Class A common stock on behalf of Polar Multi-Strategy Master Fund. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

On February 28, 2023, we held an Extension Meeting to, in part, amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 24,304,187 shares of Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was approximately $45,229,556, and there were 4,445,813 shares Class A common stock outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 61.78% of our outstanding common stock.

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

Promissory Note — Related Party

On December 21, 2020, the sponsor issued the First Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The First Promissory Note was non-interest bearing and became payable upon the consummation of the Company’s initial public offering. As of December 31, 2022, there were no amounts outstanding under this First Promissory Note.

On December 29, 2021, the Company issued the Second Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000, of which $750,000 was funded by the sponsor upon execution of the Second Promissory Note. The Second Promissory Note, which may be further drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company, is subject to the sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Second Promissory is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Promissory and all other sums payable with regard to the Second Promissory becoming immediately due and payable. As of December 31, 2022 and 2021, there was $1,500,000 and $7,500,000 outstanding under this Second Promissory Note, respectively.

On February 23, 2023, the Company issued the Third Promissory Note, which was funded in full by the sponsor upon execution of the Third Promissory Note. The Third Promissory Note does not bear interest. The principal balance of the Third Promissory Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Third Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Third Promissory Note and all other sums payable with regard to the Third Promissory Note becoming immediately due and payable.

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $98,000 and $131,000, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K and other required SEC filings.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $8,300 and $6,630, respectively, for the services Withum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

The following exhibits are filed as part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(5)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement among the Registrant, the Sponsor and each of the executive officers and directors of the Registrant.
10.2	Investment Management Trust Agreement between the Sponsor and the Registrant.(1)
10.3	Registration Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(1)
10.4	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)
10.5	Indemnity Agreement.(1)
10.6	First Promissory Note issued to the Sponsor, dated December 21, 2020.(2)
10.7	Convertible Promissory Note issued to the Sponsor, dated December 29, 2021.(3)
10.8	Promissory Note issued to the Sponsor, dated February 23, 2023.(4)
10.9	Securities Subscription Agreement between the Registrant and the Sponsor.(2)
10.10	Form of Administrative Services Agreement between the Registrant and the Sponsor.(2)
14.1	Code of Ethics(2)
24.1	Power of Attorney (Included under signatures)
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

Exhibit No.	Description
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2021 and incorporated by reference herein.

(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 24, 2021.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2021 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2023 and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2023 and incorporated by reference herein.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023
ARROWROOT ACQUISITION CORP.

/s/ Matthew Safaii
Name: Matthew Safaii
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Safaii and Thomas Olivier, and each of them, as his or her true and lawful agents, proxies and  attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K  of Arrowroot Acquisition Corp., and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said  attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and  attorney-in-fact or any of his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Safaii	Chief Executive Officer	March 31, 2023
Matthew Safaii	(Principal Executive Officer)

/s/ Thomas Olivier	President and Chief Financial Officer	March 31, 2023
Thomas Olivier	(Principal Financial and Accounting Officer)

/s/ Dixon Doll	Director	March 31, 2023
Dixon Doll

/s/ Will Semple	Director	March 31, 2023
Will Semple

/s/ Peter Kuper	Director	March 31, 2023
Peter Kuper

ARROWROOT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Arrowroot Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arrowroot Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statement of changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 6, 2023 (but no later than February 4, 2024) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
March 31, 2023

PCAOB ID Number 100

ARROWROOT ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$145,980	$262,671
Prepaid expenses	76,350	514,553
Total Current Assets	222,330	777,224
Cash and investments held in trust account	290,737,917	287,523,634
TOTAL ASSETS	$290,960,247	$288,300,858
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,063,841	$1,177,911
Income tax payable	383,410	—
Convertible promissory note - related party	1,500,000	750,000
Total Current Liabilities	2,947,251	1,927,911
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	110,000	11,991,250
Total Liabilities	13,119,751	23,981,661
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 28,750,000 shares issued and outstanding at approximately $10.10 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	290,317,507	287,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 28,750,000 subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2022 and 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,477,730)	(23,181,522)
Total Stockholders’ Deficit	(12,477,011)	(23,180,803)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$290,960,247	$288,300,858

The accompanying notes are an integral part of the financial statements.

ARROWROOT ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
General and administrative expenses	$1,555,038	$3,858,771
Loss from operations	(1,555,038)	(3,858,771)
Other income:
Change in fair value of warrant liabilities	11,881,250	8,680,000
Interest earned on Marketable securities held in Trust Account	3,945,497	23,634
Total other income	15,826,747	8,703,634
Income before provision for income taxes	14,271,707	4,844,863
Provision for income taxes	(750,410)	—
Net income	$13,521,299	$4,844,863

Weighted average shares outstanding, Class A common stock	28,750,000	23,866,438
Basic and diluted net income per share, Class A common stock	$0.38	$0.16
Basic Weighted average shares outstanding, Class B common stock	7,187,500	7,025,685
Basic net income per common share, Class B common stock	$0.38	$0.16
Diluted Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Diluted net income per share, Class B common stock	$0.38	$0.16

The accompanying notes are an integral part of the financial statements.

ARROWROOT ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$29,281	$(1,724)	$28,276
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	(689,281)	(28,024,661)	(28,713,942)
Sale of 8,250,000 Private Placement Warrants	—	—	—	—	660,000	—	660,000
Net income	—	—	—	—	—	4,844,863	4,844,863
Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(2,817,507)	(2,817,507)
Net income	—	—	—	—	—	13,521,299	13,521,299
Balance – December 31, 2022	—	$—	7,187,500	$719	$—	$(12,477,730)	$(12,477,011)

The accompanying notes are an integral part of the financial statements.

ARROWROOT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$13,521,299	$4,844,863
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,945,497)	(23,634)
Change in fair value of warrant liabilities	(11,881,250)	(8,680,000)
Transaction costs allocable to warrant liabilities	—	760,022
Changes in operating assets and liabilities:
Prepaid expenses	438,203	(514,553)
Accrued expenses	(114,070)	1,176,870
Income taxes payable	383,410	—
Net cash used in operating activities	(1,597,905)	(2,436,432)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	731,214	—
Net cash provided by (used in) investing activities	731,214	(287,500,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	8,250,000
Proceeds from promissory note – related party	—	149,992
Repayment of promissory note – related party	—	(149,992)
Proceeds from convertible promissory note - related party	750,000	750,000
Payment of offering costs	—	(572,862)
Net cash provided by financing activities	750,000	290,177,138
Net Change in Cash	(116,691)	240,706
Cash – Beginning	262,671	21,965
Cash – Ending	$145,980	$262,671
Supplementary cash flow information:
Cash paid for income taxes	$367,000	$—
Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined above).

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

On February 28, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote to extend the date (“Termination Date”) by which it must either (a) consummate and initial business combination, or (b) (i) cease all operations except for the purpose of winding up if the Company fails to complete such initial business combination and (ii) redeem all of the shares of the Company’s common stock, included as part of the initial public offering units, from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) or a total of up to eleven months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). The Extension proposal was approved by the stockholders.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Extension Date and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company has until the Extension Date to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “Second Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Convertible Promissory Note. Following this draw down, the full $1,500,000 available under the Convertible Promissory Note was outstanding. There are no remaining funds available under the Second Promissory Note for future drawdowns. As of December 31, 2022 and 2021, $1,500,000 and $750,000 were drawn down on this Second Promissory Note, respectively.

The Second Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Second Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Second Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Promissory Note and all other sums payable with regard to the Second Promissory Note becoming immediately due and payable.

As of December 31, 2022, the Company had $145,980 of cash held outside its trust account for use as working capital, $290,737,917 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,687,921. As of December 31, 2022, $3,945,497 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2022, the Company withdrew an amount of $731,214 to pay income and franchise taxes. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the Extension Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as December 31, 2022 and 2021.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A common stock subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Accretion of carrying value to redemption value	28,713,942

Class A common stock subject to possible redemption at December 31, 2021	$287,500,000
Plus:
Accretion of carrying value to redemption value	2,817,507
Class A common stock subject to possible redemption at December 31, 2022	$290,317,507

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date (see Note 10).

Second Promissory Note

The Company accounts for its Second Promissory Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its Second Promissory Note. Using the fair value option, the Second Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the Second Promissory Note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Second Promissory Note are recognized as non-cash gains or losses in the statements of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per common stock
Numerator:
Allocation of net income, as adjusted	$10,817,039	$2,704,260	$3,723,509	$1,101,850
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	23,866,438	7,025,685

Basic net income per common share	$0.38	$0.38	$0.16	$0.16

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$10,817,039	$2,704,260	$3,723,509	$1,121,354
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	23,866,438	7,187,500

Diluted net income per common share	$0.38	$0.38	$0.16	$0.16

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $30,000. Subsequently, in December 2020 the Company effectuated a 5-for-4 stock split, pursuant to which an additional 1,437,500 shares of Class B common stock were issued, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 937,500 Founder Shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In January 2021, the Sponsor transferred 40,000 founder shares to each of three Director nominees, none of which are subject to forfeiture in the event that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriter’s election to fully exercise their over-allotment option March 4, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the years ended December 31, 2022 and 2021, the Company incurred and paid $240,000 and $200,000 in fees for these services, respectively. There were no amounts outstanding in  fees for these services at December 31, 2022 and 2021.

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

On December 29, 2021, the Company issued its Second Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the Second Promissory Note. Following this draw down, the full $1,500,000 available under the Second Promissory Note was outstanding. There are no remaining funds available under the Second Promissory Note for future drawdowns. Management has determined the fair value of the Second Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants. No arm’s-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such no fair value change was booked to the statements of operations. As of December 31, 2022 and 2021, $1,500,000 and $750,000 were drawn down on this Second Promissory Note, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2022 and 2021, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the closing of this offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or the Company’s liquidation.

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

As of December 31, 2022 and 2021, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAXES

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss carryforward	$—	$37,304
Startup/Organization Expenses	890,822	608,832
Total deferred tax asset	890,822	646,136
Valuation allowance	(890,822)	(646,136)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Federal
Current	$750,410	$—
Deferred	(244,686)	(645,774)

State
Current	—	—
Deferred	—	—

Change in valuation allowance	244,686	645,774
Income tax provision	$750,410	$—

As of December 31, 2022 and 2021, the Company had $0 and $175,916 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $244,686 and $645,774, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(17.50)%	(37.60)%
Transaction costs allocable to warrant liabilities	0.00%	3.30%
Change in valuation allowance	1.70%	13.30%
Income tax provision	5.20%	0.00%

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

•
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2022, assets held in the Trust Account were comprised of $279,107,161 in U.S. Treasury Bills and U.S. Treasury Notes and $11,338,047 in money market funds which are invested primarily in U.S. Treasury Securities and $292,710 in cash. At December 31, 2021, assets held in the Trust Account were comprised of $287,523,555 in money market funds which are invested primarily in U.S. Treasury Securities and $79 in cash. During the year ended December 31, 2022, the Company withdrew an amount of $731,214 in interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$290,737,917	$287,523,555

Liabilities:
Warrant Liabilities – Public Warrants	1	$70,000	$7,618,750
Warrant Liabilities – Private Placement Warrants	3	$40,000	$4,372,500

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

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	December 31, 2022	December 31, 2021
Market price of public shares	$10.04	$9.70
Risk-free rate	3.94%	1.30%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	9.50%
Term to expiration (years)	0.42	5.0

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(4,332,500)
Fair value as of December 31, 2022	$40,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	7,590,000	13,081,250	20,671,250
Change in fair value	(3,217,500)	(1,581,250)	(4,798,750)
Transfers to Level 1	—	(11,500,000)	(11,500,000)
Fair value as of December 31, 2021	$4,372,500	$—	$4,372,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement year ended December 31, 2021 was $11,500,000. There were no transfers from a Level 3 measurement to a Level 2 during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 28, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote to extend the date (“Termination Date”) by which it must either (a) consummate and initial business combination, or (b) (i) cease all operations except for the purpose of winding up if the Company fails to complete such initial business combination and (ii) redeem all of the shares of the Company’s common stock, included as part of the initial public offering units, from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) or a total of up to eleven months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). The Extension proposal was approved by the stockholders.

On February 23, 2023 and on March 6, 2023, the Company issued an unsecured promissory note in the principal amount of up to $500,000 and $1,760,000, respectively (together the “Notes”) to the Sponsor. The Notes do not bear interest and mature upon closing of the Company’s  Business Combination. In the event that Arrowroot does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.