Form 10-Q
period 2023-03-31
Arrowroot Acquisition Corp.
filed 2023-05-15
CIK 1835972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 4,445,813 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

ARROWROOT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$227,999	$145,980
Prepaid expenses	144,149	76,350
Total Current Assets	372,148	222,330
Cash and investments held in Trust Account	46,278,681	290,737,917
TOTAL ASSETS	$46,650,829	$290,960,247
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,502,235	$1,063,841
Income tax payable	839,358	383,410
Promissory note - related party	500,000	1,500,000
Convertible promissory notes - related party	257,014	—
Total Current Liabilities	3,098,607	2,947,251
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	2,720,000	110,000
Total Liabilities	15,881,107	13,119,751
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,445,813 and 28,750,000 shares issued and outstanding at approximately $10.21 and $10.10 per share redemption value at March 31, 2023 and December 31, 2022, respectively	45,413,673	290,317,507
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 4,445,813 and 28,750,000 subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	719	719
Additional paid-in capital	563,136	—
Accumulated deficit	(15,207,806)	(12,477,730)
Total Stockholders’ Deficit	(14,643,951)	(12,477,011)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$46,650,829	$290,960,247

The accompanying notes are an integral part of the unaudited condensed financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022

General and administrative expenses	$828,626	$438,862
Loss from operations	(828,626)	(438,862)

Other (loss) income:
Change in fair value of warrant liabilities	(2,610,000)	6,335,000
Change in fair value of convertible promissory notes	1,319,850	—
Interest earned on cash and investments held in Trust Account	2,199,882	25,629
Total other (loss) income, net	909,732	6,360,629

Income before provision for income taxes	81,106	5,921,767
Provision for income taxes	(455,948)	—
Net (loss) income	$(374,842)	$5,921,767

Weighted average shares outstanding, Class A common stock	21,188,697	28,750,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$0.16

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	7,187,500	$719	$—	$(12,477,730)	$(12,477,011)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(2,355,234)	(2,355,234)
Cash received in excess of fair value of convertible promissory note	—	—	—	—	563,136	—	563,136
Net loss	—	—	—	—	—	(374,842)	(374,842)
Balance – March 31, 2023 (unaudited)	—	$—	7,187,500	$719	$563,136	$(15,207,806)	$(14,643,951)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)
Net income	—	—	—	—	—	5,921,767	5,921,767
Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(17,259,755)	$(17,259,036)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(374,842)	$5,921,767
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,199,882)	(25,629)
Change in fair value of warrant liabilities	2,610,000	(6,335,000)
Change in fair value of convertible promissory notes	(1,319,850)
Changes in operating assets and liabilities:
Prepaid expenses	(67,799)	101,566
Accrued expenses	438,394	(28,549)
Income tax payable	455,948	—
Net cash used in operating activities	(458,031)	(365,845)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(640,000)	—
Cash withdrawn from Trust Account for payment of franchise tax obligations	40,050	25,500
Cash withdrawn from Trust Account in connection with redemptions	247,259,068	—
Net cash provided by investing activities	246,659,118	25,500

Cash Flows from Financing Activities:
Proceeds from non-convertible promissory note – related party	500,000	—
Proceeds from convertible promissory note – related party	640,000	200,000
Redemption of common stock	(247,259,068)	—
Net cash (used in) provided by financing activities	(246,119,068)	200,000

Net Change in Cash	82,019	(140,345)
Cash – Beginning of the period	145,980	262,671
Cash – End of the period	$227,999	$122,326

Supplementary cash flow information:
Cash paid for income taxes	$367,000	$—

Non-cash investing and financing activities:
Cash received in excess of fair value of convertible note	$563,136	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) for a total of up to eleven months after the Original Termination Date, unless the closing of an initial Business Combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). In connection with the Extension, shareholders holding 24,304,187 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account at a redemption price of approximately $10.17 per share. As a result, following the Special Meeting, approximately $247,259,068 in cash was removed from the Trust Account to pay such holders.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

Proposed Business Combination

On April 27, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and iLearningEngines, Inc., a Delaware corporation (“iLearningEngines”).

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement (the “Proposed Business Combination”):

(i)
at the closing of the Proposed Business Combination (the “Closing”), in accordance with the Delaware General Corporation Law, as amended (“DGCL”), Merger Sub will merge with and into iLearningEngines, the separate corporate existence of Merger Sub will cease and iLearningEngines will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of the Company (the “Merger”); and

(ii)
as a result of the Merger, among other things, the outstanding shares of common stock of iLearningEngines (other than shares subject to iLearningEngines equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of common stock of the Surviving Corporation equal to (x) the sum of (i) the Base Purchase Price (as defined below), minus (ii) the dollar value of the Company Incentive Amount (as defined below), plus (iii) the aggregate exercise price of the Company Warrants (as defined in the Merger Agreement) that are issued and outstanding immediately prior to the Effective Time, minus (iv) the aggregate amount of Note Balance (as defined in the Merger Agreement) divided by (y) $10.00. The “Base Purchase Price” means an amount equal to $1,285,000,000. The “Company Incentive Amount” means (x) the number of shares of the Company Class A Common Stock issuable to iLearningEngines securityholders (excluding, for the avoidance of doubt, the holders of Company Convertible Notes) at the Closing which iLearningEngines and the Company agree, at least two (2) business days prior to the Closing, to issue to certain private placement investors and non-redeeming stockholders (which amount will equal 82.03125% of all such shares issued to such investors and non-redeeming stockholders, with the remainder being contributed by the Sponsor), multiplied by (y) $10.00.

The Board of Directors of the Company (the “Board”) has (i) approved and declared advisable the Merger Agreement and the Proposed Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Proposed Business Combination and related agreements and transactions by the respective shareholders of the Company and iLearningEngines, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Proposed Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, (v) that the Company have at least $5,000,001 of net tangible assets upon Closing and (vi) receipt of approval for listing on Nasdaq the shares of common stock of the Surviving Corporation to be issued in connection with the Merger.

Other conditions to the Company’s obligations to consummate the Merger include, among others, that as of the Closing, (i) iLearningEngines shall have performed all covenants in all material respects and (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing.

Other conditions to iLearningEngines’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the Company shall have performed all covenants in all material respects (ii) no Acquiror Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and (iii) the amount of cash available in the Trust Account into which substantially all of the proceeds of the Company’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders, together with the proceeds of certain private placement investments in the Company or iLearningEngines prior to closing and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain the Company transaction expenses, is at least equal to or greater than $100,000,000.

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not solicit, initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) iLearningEngines to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of iLearningEngines, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company shareholders of certain proposals regarding the Proposed Business Combination and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “First Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of March 31, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

The First Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the First Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the First Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The First Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the First Promissory Note and all other sums payable with regard to the First Promissory Note becoming immediately due and payable.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security. As of March 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note” and together with First and Second Third Promissory Notes, the “Promissory Notes”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Notwithstanding the original terms of the Promissory Notes, the Company and iLearningEngines have agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000 then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

As of March 31, 2023, the Company had $227,999 of cash held outside its Trust Account for use as working capital, $46,278,681 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,861,451. As of March 31, 2023, $5,397,749 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2023, the Company withdrew an amount of $40,050 to pay franchise taxes and approximately $247,259,068 in connection with redemption. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities and convertible promissory notes. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities held in Trust Account

Prior to the Special Meeting, the Company’s portfolio of investments held in Trust Account was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income earned from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In connection with the Special Meeting, the Company liquidated its portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the unaudited condensed statements of operations.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

At March 31, 2023 and December 31, 2022, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Remeasurement of carrying value to redemption value	31,531,449
Class A common stock subject to possible redemption at December 31, 2022	290,317,507
Less:
Redemption	(247,259,068)
Plus:
Remeasurement of carrying value to redemption value	2,355,234
Class A common stock subject to possible redemption at March 31, 2023	$45,413,673

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date (see Note 9).

First Promissory Note
The Company accounts for its First Promissory Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its First Promissory Note. Using the fair value option, the First Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the First Promissory Note and fair value at issuance are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the First Promissory Note are recognized as non-cash gains or losses in the unaudited condensed statements of operations.

Third Promissory Note

The Company accounts for its Third Promissory Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its Third Promissory Note (See Note 9). Using the fair value option, the Third Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the Third Promissory Note and fair value at issuance are recognized as either an expense in the unaudited condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the Third Promissory Note are recognized as non-cash gains or losses in the unaudited condensed statements of operations.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 562.16% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, the fair value in convertible promissory notes and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2023 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(279,897)	$(94,945)	$4,737,414	$1,184,353
Denominator:
Basic weighted average shares outstanding	21,188,697	7,187,500	28,750,000	7,187,500

Basic net (loss) income per common share	$(0.01)	$(0.01)	$0.16	$0.16

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities and convertible promissory notes (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three months ended March 31, 2023, the Company incurred and paid $60,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $60,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at March 31, 2023, and December 31, 2022, respectively.

Promissory Notes — Related Parties

On December 21, 2020, the Sponsor issued an unsecured promissory note to the Company (the “IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) July 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $149,992 was repaid at the closing of the Initial Public Offering on March 4, 2021. No future borrowings are permitted.

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

On December 29, 2021, the Company issued its First Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this draw down, the full $1,500,000 available under the Second Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. Management has determined the fair value of the First Promissory Note is more accurately recorded at par since the conversion price is significantly higher than the value of the warrants.  As of March 31, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively. As of March 31, 2023 the fair value of the note is $180,150.

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security. As of March 31, 2023 and December 31, 2022, the Company had $500,000 and $0 outstanding balance under this Second Promissory Note, respectively.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note” and together with First and Second Third Promissory Notes, the “Promissory Notes”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2023 the fair value of the Third Promissory Note is $76,864.

Notwithstanding the original terms the Promissory Notes, the Company and iLearningEngines have agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000, then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,445,813 and 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

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

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023 and December 31, 2022, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2023, assets held in the Trust Account were comprised of $46,278,681 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $279,107,161 in U.S. Treasury Bills and U.S. Treasury Notes and $11,338,047 in money market funds which are invested primarily in U.S. Treasury Securities and $292,710 in cash. During the three months ended March 31, 2023, the Company withdrew an amount of $40,050 in interest income from the Trust Account to pay franchise and income taxes.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$–	$290,737,917

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,730,000	$70,000
Warrant Liabilities – Private Placement Warrants	3	$990,000	$40,000
Convertible Promissory Note – Related Party – First Note	3	$180,150	$–
Convertible Promissory Note – Related Party – Third Note	3	$76,864	$–

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Convertible Promissory Notes are accounted for as liabilities in accordance with ASC 815-40 and are presented within the promissory notes – related party in the accompanying condensed balance sheets. The convertible promissory notes are measured at fair value with changes in fair value presented within the change in fair value of convertible promissory notes in the unaudited condensed statements of operations.

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

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	March 31, 2023	December 31, 2022
Market price of public shares	$10.22	$10.04
Risk-free rate	3.56%	3.94%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	0.0%
Term to expiration (years)	0.38	0.42

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2023	$40,000
Change in fair value	950,000
Fair value as of March 31, 2023	$990,000

Private Placement Warrants
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(2,310,000)
Fair value as of March 31, 2022	$2,062,500

The following tables present the changes in the fair value of Level 3 convertible promissory notes:

First Promissory Note
Fair value as of January 1, 2023	$1,500,000
Change in fair value	(1,319,850)
Fair value as of March 31, 2023	$180,150

Third Promissory Note
Fair value as of January 1, 2023	$—
Drawdown on promissory note	640,000
Cash received in excess of fair value	(563,136)
Fair value as of March 31, 2023	$76,864

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three months ended March 31, 2023, and 2022.

The key inputs into the binomial lattice model for the Level 3 Convertible promissory Note were as follows:

Input	March 31, 2023
Market price of public shares	$10.22
Risk-free rate	3.46%
Dividend yield	0.00%
Exercise price	$11.50
Volatility	0.0%
Term to expiration (years)	0.38

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Merger Agreement

As described in greater detail in Note 2, on April 27, 2023, the Company entered into the Merger Agreement.

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement):

(i)
at the Closing, in accordance with the DGCL, Merger Sub will merge with and into iLearningEngines, the separate corporate existence of Merger Sub will cease and iLearningEngines will be the surviving corporation and a wholly owned subsidiary of the Company; and

(ii)
as a result of the Merger, among other things, the outstanding shares of common stock of iLearningEngines (other than shares subject to iLearningEngines equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of common stock of the Surviving Corporation equal to (x) the sum of (i) the Base Purchase Price (as defined below), minus (ii) the dollar value of the Company Incentive Amount (as defined below), plus (iii) the aggregate exercise price of the Company Warrants (as defined in the Merger Agreement) that are issued and outstanding immediately prior to the Effective Time, minus (iv) the aggregate amount of Note Balance (as defined in the Company Convertible Notes (as defined in the Merger Agreement)) divided by (y) $10.00. The “Base Purchase Price” means an amount equal to $1,285,000,000. The “Company Incentive Amount” means (x) the number of shares of the Company Class A Common Stock issuable to iLearningEngines securityholders (excluding, for the avoidance of doubt, the holders of Company Convertible Notes) at the Closing which iLearningEngines and the Company agree, at least two (2) business days prior to the Closing, to issue to certain private placement investors and non-redeeming stockholders (which amount will equal 82.03125% of all such shares issued to such investors and non-redeeming stockholders, with the remainder being contributed by the Sponsor), multiplied by (y) $10.00.

The Board has (i) approved and declared advisable the Merger Agreement and the Proposed Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company. The consummation of the Proposed Business Combination is subject to certain conditions as further described in the Merger Agreement.

Sponsor Support Agreement

On April 27, 2023, concurrently with the execution of the Merger Agreement, the Company and iLearningEngines entered into an agreement (the “Sponsor Support Agreement”) the Sponsor, pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of the Company common stock in favor of the Proposed Business Combination, (ii) discharge any Excess Transaction Expenses (as defined in the Merger Agreement) by payment in cash or elect, at the option of Sponsor, to have the Company discharge any Excess Transaction Expenses by payment in cash against a corresponding cancellation of shares of the Company common stock held by Sponsor (or any combination thereof), (iii) loan all amounts contemplated by the proxy statement filed by the Company on or about February 13, 2023, pursuant to which the Company stockholders approved the extension of the deadline by which the Company must complete its Business Combination to July 6, 2023, including any amounts required in connection with any additional extension of such deadline, (iv) contribute the Sponsor Incentive Shares (as defined in the Merger Agreement), (v) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B common stock of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (vi) agree to be bound by any restrictions on transfer set forth in the Company’s by-laws, in each case, on the terms and subject to the conditions set forth therein.

Forward Purchase Agreement

On April 26, 2023, the Company and Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“Polar”) entered into an agreement (“Forward Purchase Agreement”), pursuant to which, among other things, the Company agreed to purchase up to 2,500,000 shares from Polar at $10.77 per share (the “Initial Price”, which is $10.17 (the “Redemption Price”, plus $0.60). In exchange for the Company’s purchase of the shares, Polar agreed to waive redemption rights on the shares that Polar owns in connection with the Proposed Business Combination.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
The Forward Purchase Agreement provides that at Closing, the Company will pre-pay to Polar for the forward purchase an amount equal to the Prepayment Amount (as defined in the Forward Purchase Agreement).

The scheduled maturity date of the forward transaction is one year from the Closing of the Proposed Business Combination (the “Maturity Date”), except that the Maturity Date may be accelerated if the shares trade under $2.00 for 10 out of 30 days or the shares are delisted by Nasdaq. Polar has the right to early terminate the transaction (in whole or in part) before the Maturity Date by delivering notice to the Company. If Polar terminates the Forward Purchase Agreement with respect to some or all of the shares prior to the Maturity Date, Polar will return an amount to the Company equal to the number of terminated shares multiplied by the Redemption Price. the Company can terminate the Forward Purchase Agreement prior to the redemption deadline if the Company pays Polar a $300,000 break-up fee. On the Maturity Date, the Company may be required to make a cash payment to Polar if Polar has not terminated the Forward Purchase Agreement in full equal to the number of shares (less any shares terminated prior to the Maturity Date) multiplied by $0.60.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Such statements include, but are not limited to, possible Business Combination, including our Proposed Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) where the date by which we have to consummate a Business Combination (as defined below) was extended from March 4, 2023 to the Extension Date (as defined below). In connection with the extension vote, 24,304,187 Class A common stock were redeemed for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account (the “Trust Account”) was approximately $45,229,556.

Recent Developments

As described in greater detail in Note 1 - Description of Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1, on April 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and iLearningEngines, Inc., a Delaware corporation (“iLearningEngines”).(the “Proposed Business Combination”). Unless specifically stated, this Quarterly Report does not give effect to the Proposed Business Combination and does not contain the risks associated with the Proposed Business Combination. The consummation of the Proposed Business Combination is subject to certain conditions as further described in the Merger Agreement. Notwithstanding our current Proposed Business Combination, in the event that such Merger Agreement is not consummated for any reason in the future, we may pursue an initial Business Combination opportunity in any business, industry, sector or geographical location.

We expect to continue to incur significant costs in the pursuit of plans completing the Proposed Business Combination. We cannot assure you that our plans to complete Proposed Business Combination, or any Business Combination will be successful.

Results of Operations

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination, including in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $1,694,692, which consists of general and administrative costs of $828,626, provision for income taxes of $455,948 and loss of $2,610,000 derived from changes in fair value of the warrant liabilities, offset by interest income earned on investments held in the Trust Account of $2,199,882 and changes in fair value of convertible promissory notes of $1,319,850.

For the three months ended March 31, 2022, we had net income of $5,921,767, which consists of income of $6,335,000 derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $25,629, offset by general and administrative costs of $438,862.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,250,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $287,500,000 was placed in the Trust Account. We incurred $16,392,714 in transaction costs related to the Initial Public Offering, consisting of $5,750,000 in cash underwriting fees, $10,062,500 of deferred underwriting fees and $580,214 of other offering costs.

On February 28, 2023, the Company’s stockholders held the Special Meeting and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) or a total of up to eleven months after the Original Termination Date, unless the closing of an initial Business Combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). In connection with the Extension, shareholders holding 24,304,187 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account at a redemption price of approximately $10.17 per share. As a result, following the Special Meeting, approximately $247,259,068 in cash was removed from the Trust Account to pay such holders.

For the three months ended March 31, 2023, cash used in operating activities was $458,031. Net loss of $374,842 was affected by income related to the change in fair value of the warrant liabilities of $2,610,000 and interest earned on marketable securities held in the Trust Account of $2,199,882 and losses related to the change in fair value of convertible promissory notes of $1,319,850. Net changes in operating assets and liabilities provided $826,543 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $365,845. Net income of $5,921,767 was affected by income related to the change in fair value of the warrant liabilities of $6,335,000 and interest earned on marketable securities held in Trust Account of $25,629. Net changes in operating assets and liabilities provided $73,017 of cash for operating activities.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $46,278,681 (including $5,397,749 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew an amount of $40,050 interest earned from the Trust Account to pay franchise and income taxes and approximately $247,259,068 in connection with redemption.

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

As of March 31, 2023, we had cash of $227,999. If we do not complete the Proposed Business Combination, then we intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination (which we currently anticipate will be the Proposed Business Combination).

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

On December 21, 2020, the Sponsor issued an unsecured promissory note to the Company (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The outstanding balance under the IPO Promissory Note of $149,992 was repaid at the closing of the initial public offering on March 4, 2021.

On December 29, 2021, the Company issued an unsecured promissory note (the “First Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of March 31, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

The First Promissory Note does not bear interest. The principal balance of the First Promissory Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the First Promissory Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the First Promissory Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The First Promissory Note is not convertible into Working Capital Warrants or any other security. The Promissory Notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Notes and all other sums payable with regard to the Promissory Notes becoming immediately due and payable.

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security. As of March 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note” and together with First and Second Third Promissory Notes, the “Promissory Notes”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

All of the Company’s outstanding Promissory Notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Notes and all other sums payable with regard to the promissory notes becoming immediately due and payable. However, notwithstanding the original terms the Promissory Notes, the Company and iLearningEngines have agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000, then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024, for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2022, which was filed with the SEC on March 31, 2023 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. This Quarterly Report should be read in conjunction with the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,250,000 Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,250,000. Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 29, 2021, we issued the First Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and additional amounts of $200,000 and $550,000 were drawn down on March 17, 2022 and April 21, 2022, respectively, after which $1,500,000 was outstanding under the First Promissory Note. As of March 31, 2023, no amounts remained available under the First Promissory Note for future drawdowns. The issuance of the First Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The First Promissory Note is subject to the Sponsor’s approval and does not bear interest. The principal balance of the note will be payable on Maturity Date. Pursuant to the terms of the First Promissory Note, in the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the First Promissory Note into that number of Working Capital Warrants. However, pursuant to the Merger Agreement, we have agreed, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the First Promissory Note to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000, then the First Promissory Note will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the First Promissory Note and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share. The First Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the First Promissory Note and all other sums payable with regard to the Convertible Promissory Note becoming immediately due and payable.

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
2.1
Agreement and Plan of Merger, dated as of April 27, 2023 by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and iLearningEngines, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40129), filed May 2, 2023

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 5, 2021
3.2
Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 1, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed February 23, 2023

3.3	Bylaws, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-25299), originally filed February 11, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROWROOT ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)