Form 10-Q
period 2023-06-30
Arrowroot Acquisition Corp.
filed 2023-08-18
CIK 1835972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40129

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

As of August 18, 2023, there were 4,445,813 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ARROWROOT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$299,342	$145,980
Prepaid expenses	179,219	76,350
Total Current Assets	478,561	222,330
Cash and investments held in Trust Account	45,351,623	290,737,917
TOTAL ASSETS	$45,830,184	$290,960,247
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,758,793	$1,063,841
Income tax payable	5,069	383,410
Promissory note - related party	1,200,000	—
Forward purchase agreement liability	1,500,000	—
Convertible promissory notes - related party	2,140,000	1,500,000
Total Current Liabilities	6,603,862	2,947,251
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	5,656,250	110,000
Total Liabilities	22,322,612	13,119,751
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,445,813 and 28,750,000 shares issued and outstanding at approximately $10.19 and $10.10 per share redemption value at June 30, 2023 and December 31, 2022, respectively	45,292,603	290,317,507
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 4,445,813 and 28,750,000 subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	719	719
Accumulated deficit	(21,785,750)	(12,477,730)
Total Stockholders’ Deficit	(21,785,031)	(12,477,011)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$45,830,184	$290,960,247

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ARROWROOT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$1,384,256	$332,572	$2,212,882	$771,434
Loss from operations	(1,384,256)	(332,572)	(2,212,882)	(771,434)

Other (expense) income:
Change in fair value of warrant liabilities	(2,936,250)	4,506,250	(5,546,250)	10,841,250
Change in fair value of forward purchase agreement	(1,500,000)	—	(1,500,000)	—
Interest expense - promissory note	(4,890)	—	(4,890)	—
Interest earned on cash and investments held in Trust Account	413,943	336,731	2,613,825	362,360
Total other (expense) income	(4,027,197)	4,842,981	(4,437,315)	11,203,610

(Loss) income before provision for income taxes	(5,411,453)	4,510,409	(6,650,197)	10,432,176
Benefit from (provision for) income taxes	32,289	(21,720)	(423,659)	(21,720)
Net (loss) income	$(5,379,164)	$4,488,689	$(7,073,856)	$10,410,456

Weighted average shares outstanding, Class A common stock	4,445,813	28,750,000	12,771,004	28,750,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.46)	$0.12	$(0.35)	$0.29

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.46)	$0.12	$(0.35)	$0.29

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	7,187,500	$719	$—	$(12,477,730)	$(12,477,011)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(2,355,234)	(2,355,234)
Net loss	—	—	—	—	—	(1,694,692)	(1,694,692)
Balance – March 31, 2023 (unaudited)	—	—	7,187,500	719	—	(16,527,656)	(16,526,937)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	121,070	121,070
Net loss	—	—	—	—	—	(5,379,164)	(5,379,164)
Balance – June 30, 2023 (unaudited)	—	$—	7,187,500	$719	$—	$(21,785,750)	$(21,785,031)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)
Net income	—	—	—	—	—	5,921,767	5,921,767
Balance – March 31, 2022 (unaudited)	—	—	7,187,500	719	—	(17,259,755)	(17,259,036)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(63,459)	(63,459)
Net income	—	—	—	—	—	4,488,689	4,488,689
Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(12,834,525)	$(12,833,806)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(7,073,856)	$10,410,456
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,613,824)	(362,360)
Change in fair value of warrant liabilities	5,546,250	(10,841,250)
Change in fair value of forward purchase agreement	1,500,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(102,869)	220,962
Accrued expenses	694,952	(162,157)
Income tax payable	(378,341)	21,720
Net cash used in operating activities	(2,427,688)	(712,629)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(640,000)	—
Cash withdrawn from Trust Account for payment of franchise and income tax obligations	1,381,050	123,251
Cash withdrawn from Trust Account in connection with redemptions	247,259,068	—
Net cash provided by investing activities	248,000,118	123,251

Cash Flows from Financing Activities:
Proceeds from non-convertible promissory note – related party	1,200,000	—
Proceeds from convertible first promissory note – related party	—	750,000
Proceeds from convertible second promissory note – related party	640,000	—
Redemption of common stock	(247,259,068)	—
Net cash (used in) provided by financing activities	(245,419,068)	750,000

Net Change in Cash	153,362	160,622
Cash – Beginning of the period	145,980	262,671
Cash – End of the period	$299,342	$423,293

Supplementary cash flow information:
Cash paid for income taxes	$802,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “First Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of June 30, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of June 30, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of June 30, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor, of which $700,000 was funded by the Sponsor upon execution of the Fourth Promissory Note. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination.  In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable.

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

As of June 30, 2023, the Company had $299,342 of cash held outside its Trust Account for use as working capital, $45,351,623 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $6,066,281. As of June 30, 2023, $253,493 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of June 30, 2023, the Company withdrew an amount of $1,381,050 to pay income and franchise taxes and approximately $247,259,068 in connection with redemption. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the period ended June 30, 2023, management identified a presentation error made in its March 31, 2023 condensed consolidated financial statements. The Company determined that the value of the convertible promissory notes were incorrectly adjusted to fair value instead of being booked at par. As a result, there should be a reversal of the change in value of the convertible notes as previously disclosed. The Company has determined that the convertible notes require bifurcation under ASC 815-15-25-7.  Management evaluated the conversion option contained within the convertible notes and determined their value to be de minimis.  As a result, the Company has recorded the value of the convertible notes at par.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.

The impact of the restatement on the Company’s unaudited condensed consolidated financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet for the three months ended March 31, 2023 (unaudited)

Convertible Promissory Note – Related Party	$257,014	$1,882,986	$2,140,000
Additional paid in capital	$563,136	$(563,136)	$—
Accumulated deficit	$(15,207,806)	$(1,319,850)	$(16,527,656)
Total Liabilities	$15,881,107	$1,882,986	$17,764,093
Total Stockholders’ Equity (deficit)	$(14,643,951)	$(1,882,986)	$(16,526,937)

Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 (unaudited)

Change in fair value of convertible promissory notes	$1,319,850	$(1,319,850)	-
Total other income (expense)	$909,732	$(1,319,850)	$(410,118)
Income before provision for income taxes	$81,106	$(1,319,850)	$(1,238,744)
Net Income (loss)	$(374,842)	$(1,319,850)	$(1,694,692)

EPS:
Weighted avg shares outstanding, Class A common stock	21,188,697	—	21,188,697
Basic and diluted net loss per share, Class A common stock	$(0.01)	(0.05)	(0.06)

Weighted avg shares outstanding, Class B common stock	7,187,500	—	7,187,500
Basic and diluted net loss per share, Class B common stock	$(0.01)	(0.05)	(0.06)

Condensed Consolidated Statement of Equity for the three months ended March 31, 2023 (unaudited)

Proceeds received in excess of initial fair value of Convertible Promissory Note	$563,136	$(563,136)	$-
Net Income (loss)	$(374,842)	$(1,319,850)	$(1,694,692)
Accretion for Class A common stock to redemption amount- APIC	$(2,355,234)	$-	$(2,355,234)
Accumulated Deficit	$(15,207,806)	$(1,319,850)	$(16,527,656)
Total Stockholders Equity (deficit)	$(14,643,951)	$(1,882,986)	$(16,526,937)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 (unaudited)

Net (loss) income	$(374,842)	$(1,319,850)	$(1,694,692)
Change in fair value of convertible promissory note	$(1,319,850)	$1,319,850	$—

Non Cash:
Proceeds received in excess of initial fair value of Convertible Promissory Note – Shares at initial borrowing	$563,136	$(563,136)	$-

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Marketable Securities held in Trust Account

Prior to the Special Meeting, the Company’s portfolio of investments held in Trust Account was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income earned from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In connection with the Special Meeting, the Company liquidated its portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the unaudited condensed consolidated statements of operations.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2023 and December 31, 2022, the Class A common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Remeasurement of carrying value to redemption value	31,531,449
Class A common stock subject to possible redemption at December 31, 2022	290,317,507
Less:
Redemption	(247,259,068)
Plus:
Remeasurement of carrying value to redemption value	2,355,234
Class A common stock subject to possible redemption at March 31, 2023	45,413,673
Less:
Remeasurement of carrying value to redemption value	(121,070)
Class A common stock subject to possible redemption at June 30, 2023	$45,292,603

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date (see Note 10).

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.48% and 0.21% for the three months ended June 30, 2023 and 2022, respectively, and 6.37% and 0.21% for the six months ended June 30, 2023 and 2022, respectively The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in forward purchase agreement, and warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(2,055,713)	$(3,323,451)	$3,590,951	$897,738	$(4,526,404)	$(2,547,452)	$8,328,395	$2,082,091
Denominator:
Basic and diluted weighted average shares outstanding	4,445,813	7,187,500	28,750,000	7,187,500	12,771,004	7,187,500	28,750,000	7,187,500
Basic and diluted net (loss) income per common stock	$(0.46)	$(0.46)	$0.12	$0.12	$(0.35)	$(0.35)	$0.29	$0.29

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature, other than the forward purchase agreement and warrant liabilities (see Note 10).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,250,000 Private Placement Warrants, at a price of $1.00 per warrant, or $8,250,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three and six months ended June 30, 2023, the Company incurred and paid $60,000 and $120,000 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at June 30, 2023, and December 31, 2022, respectively.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of June 30, 2023 and December 31, 2022, the Company had $500,000 and $0 outstanding balance under this Second Promissory Note, respectively.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of June 30, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note in the principal amount of $2,000,000 in favor of the Sponsor (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”), of which $700,000 was funded by the Sponsor upon execution of the Note. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial business combination or the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Fourth Promissory Note is not convertible into Working Capital Warrants or any other security. In the event that the Company does not consummate an initial business combination, the Fourth Promissory Note will be repaid only from funds held outside of the trust account established in connection with the Company’s initial public offering or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of June 30, 2023, the Company had $700,000 outstanding balance under this Fourth Promissory Note.

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

Forward Purchase Agreement

On April 26, 2023, the Company and Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“Polar”) entered into an agreement (“Forward Purchase Agreement”), pursuant to which, among other things, the Company agreed to purchase up to 2,500,000 shares from Polar at $10.77 per share (the “Initial Price”), which is $10.17 (the “Redemption Price”, plus $0.60). In exchange for the Company’s purchase of the shares, Polar agreed to waive redemption rights on the shares that Polar owns in connection with the Business Combination.

The Forward Purchase Agreement provides that at the closing of the Business Combination, the Company will pre-pay Polar for the forward purchase an amount equal to the sum of (x) the number of Class A Ordinary Shares owned by Polar on the day prior to the closing of a business combination multiplied by the Redemption Price (the “Polar Shares”) and (y) the proceeds from Polar’s purchase of a number of Class A Ordinary Shares of up to 2,500,000 shares less the Polar Shares (the “Prepayment Amount”).

The scheduled maturity date of the forward transaction is one year from the closing of the Business Combination (the “Maturity Date”), except that the Maturity Date may be accelerated if the shares trade under $2.00 for 10 out of 30 days or the shares are delisted by Nasdaq. Polar has the right to early terminate the transaction (in whole or in part) before the Maturity Date by delivering notice to the Company. If Polar terminates the Forward Purchase Agreement with respect to some or all of the shares prior to the Maturity Date, Polar will return an amount to the Company equal to the number of terminated shares multiplied by the Redemption Price. The Company can terminate the Forward Purchase Agreement prior to the redemption deadline if the Company pays Polar a $300,000 break-up fee. On the Maturity Date, the Company may be required to make a cash payment to Polar if Polar has not terminated the Forward Purchase Agreement in full equal to the number of shares (less any shares terminated prior to the Maturity Date) multiplied by $0.60.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Sponsor Support Agreement

On April 27, 2023, concurrently with the execution of the Merger Agreement, the Company and iLearningEngines entered into an agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of the Company common stock in favor of the Proposed Business Combination, (ii) discharge any Excess Transaction Expenses (as defined in the Merger Agreement) by payment in cash or elect, at the option of Sponsor, to have the Company discharge any Excess Transaction Expenses by payment in cash against a corresponding cancellation of shares of the Company common stock held by Sponsor (or any combination thereof), (iii) loan all amounts contemplated by the proxy statement filed by the Company on or about February 13, 2023, pursuant to which the Company stockholders approved the extension of the deadline by which the Company must complete its Business Combination to July 6, 2023, including any amounts required in connection with any additional extension of such deadline, (iv) contribute the Sponsor Incentive Shares (as defined in the Merger Agreement), (v) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B common stock of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (vi) agree to be bound by any restrictions on transfer set forth in the Company’s by-laws, in each case, on the terms and subject to the conditions set forth therein.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the value of the Forward Purchase Agreement was $1,500,000.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,445,813 and 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

As of June 30, 2023 and December 31, 2022, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023, assets held in the Trust Account were comprised of $45,351,623 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $279,107,161 in U.S. Treasury Bills and U.S. Treasury Notes and $11,338,047 in money market funds which are invested primarily in U.S. Treasury Securities and $292,710 in cash. During the period ended June 30, 2023, the Company withdrew an amount of $1,381,050 in interest income from the Trust Account to pay franchise and income taxes and $247,259,068 in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$—	$290,737,917

Liabilities:
Warrant Liabilities – Public Warrants	1	$3,593,750	$70,000
Warrant Liabilities – Private Placement Warrants	3	$2,062,500	$40,000
Forward Purchase Agreement	3	$1,500,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

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

The Forward Purchase Agreement is measured at 2,500,000 shares at a price of $0.60 per share. This is considered to be a Level 3 fair value measurement as the price is based on a contractual amount which is not based on an observable input that reflects quoted prices.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	June 30, 2023	December 31, 2022
Market price of public shares	$10.43	$10.04
Risk-free rate	4.08%	3.94%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	0.0%
Term to expiration (years)	0.13	0.42

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2023	$40,000
Change in fair value	950,000
Fair value as of March 31, 2023	990,000
Change in fair value	1,072,500
Fair value as of June 30, 2023	$2,062,500

Private Placement Warrants
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(2,310,000)
Fair value as of March 31, 2022	2,062,500
Change in fair value	(1,642,500)
Fair value as of June 30, 2022	$420,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three and six months ended June 30, 2023, and 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

The Board of directors of the Company, approved a draw of an aggregate of $160,000 (the “First Extension Funds”) pursuant to the Promissory Note, dated as of March 6, 2023 (the “Extension Note”), between the Company and Arrowroot Acquisition LLC (the “Lender”), which First Extension Funds were deposited into the Company’s Trust Account on July 6, 2023. This deposit enabled the Company to extend the date by which it must complete its initial business combination from July 6, 2023 to August 6, 2023 (the “First Extension”). The First Extension was the first of seven one-month extensions permitted under the Company’s amended and restated certificate of incorporation, as amended, and provides the Company with additional time to complete its initial business combination.

The Board approved a draw of an aggregate of $160,000 (the “Second Extension Funds”) pursuant to the Extension Note, which Second Extension Funds were deposited into the Company’s Trust Account on August 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from August 6, 2023 to September 6, 2023 (the “Second Extension”). The Second Extension is the second of seven one-month extensions permitted under the Company’s amended and restated certificate of incorporation, as amended, and provides the Company with additional time to complete its initial business combination.

The Extension Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Extension Note will be repaid only from funds remaining outside of the Company’s trust account, if any, or will be forfeited, eliminated, or otherwise forgiven. Up to $1,760,000 of the total principal amount of the Extension Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Lender at the time of the initial public offering of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arrowroot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arrowroot Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As described in greater detail in Note 6 – Related Party Transactions, on April 26, 2023, the Company and Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“Polar”) entered into an agreement (“Forward Purchase Agreement”), pursuant to which, among other things, the Company agreed to purchase up to 2,500,000 shares from Polar at $10.77 per share (the “Initial Price”), which is $10.17 (the “Redemption Price”, plus $0.60). In exchange for the Company’s purchase of the shares, Polar agreed to waive redemption rights on the shares that Polar owns in connection with the Business Combination.

The Forward Purchase Agreement provides that at the closing of the Business Combination, the Company will pre-pay Polar for the forward purchase an amount equal to sum of (x) the number of Class A Ordinary Shares owned by Polar on the day prior to the closing of a business combination multiplied by the Redemption Price (the “Polar Shares”) and (y) the proceeds from Polar’s purchase of a number of Class A Ordinary Shares of up to 2,500,000 shares less the Polar Shares (the “Prepayment Amount”).

The scheduled maturity date of the forward transaction is one year from the closing of the Business Combination (the “Maturity Date”), except that the Maturity Date may be accelerated if the shares trade under $2.00 for 10 out of 30 days or the shares are delisted by Nasdaq. Polar has the right to early terminate the transaction (in whole or in part) before the Maturity Date by delivering notice to the Company. If Polar terminates the Forward Purchase Agreement with respect to some or all of the shares prior to the Maturity Date, Polar will return an amount to the Company equal to the number of terminated shares multiplied by the Redemption Price. The Company can terminate the Forward Purchase Agreement prior to the redemption deadline if the Company pays Polar a $300,000 break-up fee. On the Maturity Date, the Company may be required to make a cash payment to Polar if Polar has not terminated the Forward Purchase Agreement in full equal to the number of shares (less any shares terminated prior to the Maturity Date) multiplied by $0.60.

Results of Operations

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination, including in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $5,379,164, which consists of general and administrative costs of $1,384,256, provision for income taxes of $32,289 and loss of $2,936,250 derived from changes in fair value of the warrant liabilities, loss of $1,500,000 derived from initial value of the Forward Purchase Agreement, and interest expenses on promissory note of $4,890, offset by interest income earned on investments held in the Trust Account of $413,943.

For the three months ended June 30, 2022, we had net income of $4,488,689, which consists of income of $4,506,250 derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $336,731, offset by general and administrative expenses of $332,572 and provision for income tax of $21,720.

For the six months ended June 30, 2023, we had net loss of $7,073,856, which consists of general and administrative costs of $2,212,882, provision for income taxes of $423,659 and loss of $5,546,250 derived from changes in fair value of the warrant liabilities and interest expenses on promissory note of $4,890, loss of $1,500,000 derived from initial value of the Forward Purchase Agreement and offset by interest income earned on investments held in the Trust Account of $2,613,825.

For the six months ended June 30, 2022, we had net income of $10,410,456, which consists of income of $10,841,250 derived from the changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $362,360, offset by general and administrative expenses of $771,434 and provision for income tax of $21,720.

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

For the six months ended June 30, 2023, cash used in operating activities was $2,427,688. Net loss of $7,073,856 was affected by income related to the change in fair value of the warrant liabilities of $5,546,250, $1,500,000 loss related to the initial value of the Forward Purchase Agreement, and interest earned on marketable securities held in the Trust Account of $2,613,824. Net changes in operating assets and liabilities provided $213,742 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $712,629. Net income of $10,410,456 was affected by income related to the change in fair value of the warrant liabilities of $10,841,250 and interest earned on marketable securities held in trust account of $362,360. Net changes in operating assets and liabilities provided $80,525 of cash for operating activities.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $45,351,623 (including $253,493 of interest) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we withdrew an amount of $1,381,050 interest earned from the Trust Account to pay franchise and income taxes and approximately $247,259,068 in connection with redemption.

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

As of June 30, 2023, we had cash of $299,342. If we do not complete the Proposed Business Combination, then we intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination (which we currently anticipate will be the Proposed Business Combination).

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

On December 29, 2021, the Company issued an unsecured promissory note (the “First Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of June 30, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of June 30, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of June 30, 2023, the Company had $640,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” ” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor, of which $700,000 was funded by the Sponsor upon execution of the Fourth Promissory Note. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination  In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by September 6, 2023 (the “Extension”) but no later than February 4, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On December 29, 2021, we issued the First Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and additional amounts of $200,000 and $550,000 were drawn down on March 17, 2022 and April 21, 2022, respectively, after which $1,500,000 was outstanding under the First Promissory Note. As of June 30, 2023, no amounts remained available under the First Promissory Note for future drawdowns. The issuance of the First Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

The Private Placement Warrants are identical to the Public Warrants included the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described in Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 27, 2023 by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and iLearningEngines, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40129), filed May 2, 2023
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 5, 2021
3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 1, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 6, 2023
3.3	Bylaws, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-25299), originally filed February 11, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROWROOT ACQUISITION CORP.

Date: August 18, 2023	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)