Form 10-Q
period 2023-09-30
Arrowroot Acquisition Corp.
filed 2023-11-14
CIK 1835972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 4,445,813 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ARROWROOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ARROWROOT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$639,819	$145,980
Prepaid expenses	21,667	76,350
Total Current Assets	661,486	222,330
Cash and investments held in Trust Account	46,049,915	290,737,917
TOTAL ASSETS	$46,711,401	$290,960,247
LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,953,015	$1,063,841
Income tax payable	20,279	383,410
Promissory note - related party	2,180,000	—
Forward purchase agreement liability	1,500,000	—
Convertible promissory notes - related party	2,140,000	1,500,000
Total Current Liabilities	8,793,294	2,947,251
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	4,072,500	110,000
Total Liabilities	22,928,294	13,119,751
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,445,813 and 28,750,000 shares issued and outstanding at approximately $10.36 and $10.10 per share redemption value at September 30, 2023 and December 31, 2022, respectively	46,049,915	290,317,507
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 4,445,813 and 28,750,000 subject to possible redemption) as of September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	719	719
Accumulated deficit	(22,267,527)	(12,477,730)
Total Stockholders’ Deficit	(22,266,808)	(12,477,011)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$46,711,401	$290,960,247

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ARROWROOT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$1,638,429	$355,529	$3,851,311	$1,126,963
Loss from operations	(1,638,429)	(355,529)	(3,851,311)	(1,126,963)

Other income (expense):
Change in fair value of warrant liabilities	1,583,750	240,000	(3,962,500)	11,081,250
Change in fair value of forward purchase agreement	—	—	(1,500,000)	—
Interest expense - promissory note	(26,466)	—	(31,356)	—
Interest earned on cash and investments held in Trust Account	435,890	1,229,862	3,049,715	1,592,222
Total other income (expense), net	1,993,174	1,469,862	(2,444,141)	12,673,472

Income (Loss) before provision for income taxes	354,745	1,114,333	(6,295,452)	11,546,509
Provision for income taxes	(79,210)	(244,044)	(502,869)	(265,764)
Net income (loss)	$275,535	$870,289	$(6,798,321)	$11,280,745

Weighted average shares outstanding, Class A common stock	4,445,813	28,750,000	9,965,445	28,750,000
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$0.02	$(0.40)	$0.31

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$0.02	$(0.40)	$0.31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	7,187,500	$719	$—	$(12,477,730)	$(12,477,011)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(2,355,234)	(2,355,234)
Net loss	—	—	—	—	—	(1,694,692)	(1,694,692)
Balance – March 31, 2023 (unaudited)	—	—	7,187,500	719	—	(16,527,656)	(16,526,937)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	121,070	121,070
Net loss	—	—	—	—	—	(5,379,164)	(5,379,164)
Balance – June 30, 2023 (unaudited)	—	$—	7,187,500	$719	$—	$(21,785,750)	$(21,785,031)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(757,312)	(757,312)
Net income	—	—	—	—	—	275,535	275,535
Balance – September 30, 2023 (unaudited)	—	$—	7,187,500	$719	$—	$(22,267,527)	$(22,266,808)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)
Net income	—	—	—	—	—	5,921,767	5,921,767
Balance – March 31, 2022 (unaudited)	—	—	7,187,500	719	—	(17,259,755)	(17,259,036)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(63,459)	(63,459)
Net income	—	—	—	—	—	4,488,689	4,488,689
Balance – June 30, 2022 (unaudited)	—	—	7,187,500	719	—	(12,834,525)	(12,833,806)
Accretion of class A common stock subject to redemption amount	—	—	—	—	—	(654,605)	(654,605)
Net income	—	—	—	—	—	870,289	870,289
Balance – September 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(12,618,841)	$(12,618,122)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(6,798,321)	$11,280,745
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,049,716)	(1,592,222)
Change in fair value of warrant liabilities	3,962,500	(11,081,250)
Change in fair value of forward purchase agreement	1,500,000	—
Changes in operating assets and liabilities:
Prepaid expenses	54,683	308,805
Accrued expenses	1,889,174	(124,362)
Income tax payable	(363,131)	207,764
Net cash used in operating activities	(2,804,811)	(1,000,520)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,120,000)	—
Cash withdrawn from Trust Account for payment of franchise and income tax obligations	1,598,650	339,214
Cash withdrawn from Trust Account in connection with redemptions	247,259,068	—
Net cash provided by investing activities	247,737,718	339,214

Cash Flows from Financing Activities:
Proceeds from non-convertible promissory note – related party	2,180,000	—
Proceeds from convertible first promissory note – related party	—	750,000
Proceeds from convertible second promissory note – related party	640,000	—
Redemption of common stock	(247,259,068)	—
Net cash (used in) provided by financing activities	(244,439,068)	750,000

Net Change in Cash	493,839	88,694
Cash – Beginning of the period	145,980	262,671
Cash – End of the period	$639,819	$351,365

Supplementary cash flow information:
Cash paid for income taxes	$866,000	$58,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARROWROOT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash held in the Trust Account (as defined below).

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to extend the period of time for which the Company is required to consummate a Business Combination from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) for a total of up to eleven months after the Original Termination Date, unless the closing of an initial Business Combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). In connection with the Extension, shareholders holding 24,304,187 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account at a redemption price of approximately $10.17 per share. As a result, following the Special Meeting, approximately $247,259,068 in cash was removed from the Trust Account to pay such holders.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “First Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of September 30, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of September 30, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of September 30, 2023, the Company had $1,120,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor, of which $700,000 was funded by the Sponsor upon execution of the Fourth Promissory Note. On September 27, 2023, the Company drew down an additional amount of $500,000 pursuant to the terms of the Fourth Promissory Note, after which $1,200,000 was outstanding under the Note. There remains $800,000 available under the Note for future drawdowns. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination.  In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable.

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

As of September 30, 2023, the Company had $639,819 of cash held outside its Trust Account for use as working capital, $46,049,915 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $8,131,808. As of September 30, 2023, $471,785 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2023, the Company withdrew an amount of $2,329,864 to pay income and franchise taxes and approximately $247,259,068 in connection with redemption. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, the Class A common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Remeasurement of carrying value to redemption value	31,531,449
Class A common stock subject to possible redemption at December 31, 2022	290,317,507
Less:
Redemption	(247,259,068)
Plus:
Remeasurement of carrying value to redemption value	2,355,234
Class A common stock subject to possible redemption at March 31, 2023	45,413,673
Less:
Remeasurement of carrying value to redemption value	(121,070)
Class A common stock subject to possible redemption at June 30, 2023	45,292,603
Less:
Remeasurement of carrying value to redemption value	757,312
Class A common stock subject to possible redemption at September 30, 2023	$46,049,915

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 22.33% and 21.90% for the three months ended September 30, 2023 and 2022, respectively, and (7.99%) and 2.30% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in forward purchase agreement, and warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$105,299	$170,236	$696,231	$174,058	$(3,949,660)	$(2,848,661)	$9,024,596	$2,256,149
Denominator:
Basic and diluted weighted average shares outstanding	4,445,813	7,187,500	28,750,000	7,187,500	9,965,445	7,187,500	28,750,000	7,187,500
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$0.02	$0.02	$(0.40)	$(0.40)	$0.31	$0.31

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature, other than the forward purchase agreement and warrant liabilities (see Note 9).

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,250,000 Private Placement Warrants, at a price of $1.00 per warrant, or $8,250,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

SEPTEMBER 30, 2023

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three and nine months ended September 30, 2023, the Company incurred and paid $60,000 and $180,000 in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at September 30, 2023, and December 31, 2022, respectively.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of September 30, 2023 and December 31, 2022, the Company had $500,000 and $0 outstanding balance under this Second Promissory Note, respectively.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of September 30, 2023, the Company had $1,120,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note in the principal amount of $2,000,000 in favor of the Sponsor (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”), of which $700,000 was funded by the Sponsor upon execution of the Note. On September 27, 2023, the Company drew down an additional amount of $500,000 pursuant to the terms of the Fourth Promissory Note, after which $1,200,000 was outstanding under the Note. There remains $800,000 available under the Note for future drawdowns. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial business combination or the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Fourth Promissory Note is not convertible into Working Capital Warrants or any other security. In the event that the Company does not consummate an initial business combination, the Fourth Promissory Note will be repaid only from funds held outside of the trust account established in connection with the Company’s initial public offering or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of September 30, 2023, the Company had $700,000 outstanding balance under this Fourth Promissory Note.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Board approved a draw of an aggregate of $160,000 (the “First Extension Funds”) pursuant to the Third Promissory Note, between the Company and Arrowroot Acquisition LLC (the “Lender”), which First Extension Funds were deposited into the Company’s Trust Account on July 6, 2023. This deposit enabled the Company to extend the date by which it must complete its initial business combination from July 6, 2023 to August 6, 2023 (the “First Extension”). The First Extension was the first of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

The Board approved a draw of an aggregate of $160,000 (the “Second Extension Funds”) pursuant to the Third Promissory Note, which Second Extension Funds were deposited into the Company’s Trust Account on August 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from August 6, 2023 to September 6, 2023 (the “Second Extension”). The Second Extension is the second of seven one-month extensions permitted under the Company’s Certificate of Incorporation, and provides the Company with additional time to complete its initial business combination.

The Board approved a draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Third Extension Funds”), which Third Extension Funds were deposited into the Company’s Trust Account on September 6, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from September 6, 2023 to October 6, 2023 (the “Third Extension”). The Third Extension is the third of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

The Board approved a draw of an aggregate of $160,000 pursuant to the Third Promissory Note, which Second Extension Funds were deposited into the Company’s Trust Account on October 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 6, 2023 to November 6, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

The Third Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Third Promissory Note will be repaid only from funds remaining outside of the Company’s Trust Account, if any, or will be forfeited, eliminated, or otherwise forgiven. Up to $1,760,000 of the total principal amount of the Third Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Lender at the time of the initial public offering of the Company.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Merger Agreement

As described in greater detail in Note 1, on April 27, 2023, the Company entered into the Merger Agreement.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the value of the Forward Purchase Agreement was $1,500,000.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,445,813 and 28,750,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 7,187,500 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 8. WARRANT LIABILITIES

As of September 30, 2023 and December 31, 2022, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

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

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $46,049,915 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $279,107,161 in U.S. Treasury Bills and U.S. Treasury Notes and $11,338,046 in money market funds which are invested primarily in U.S. Treasury Securities and $292,710 in cash. During the period ended September 30, 2023, the Company withdrew an amount of $1,598,650 in interest income from the Trust Account to pay franchise and income taxes and $247,259,068 in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$—	$290,737,917

Liabilities:
Warrant Liabilities – Public Warrants	2	$2,587,500	$70,000
Warrant Liabilities – Private Placement Warrants	3	$1,485,000	$40,000
Forward Purchase Agreement	3	$1,500,000	$—

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

SEPTEMBER 30, 2023

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

The key inputs into the Modified Black Scholes model for the Level 3 Warrants were as follows:

Input	September 30, 2023	December 31, 2022
Market price of public shares	$10.47	$10.04
Risk-free rate	4.55%	3.94%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	0.0%
Term to expiration (years)	0.25	0.42

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2023	$40,000
Change in fair value	950,000
Fair value as of March 31, 2023	990,000
Change in fair value	1,072,500
Fair value as of June 30, 2023	2,062,500
Change in fair value	(577,500)
Fair value as of September 30, 2023	$1,485,000

Private Placement Warrants
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(2,310,000)
Fair value as of March 31, 2022	2,062,500
Change in fair value	(1,642,500)
Fair value as of June 30, 2022	420,000
Change in fair value	(90,000)
Fair value as of September 30, 2022	$330,000

ARROWROOT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the three and nine months ended September 30, 2023, and 2022.

There was no change in the fair value of the Forward Purchase Agreement as of September 30, 2023.

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

The Company approved a draw of an aggregate of $160,000 pursuant to the Third Promissory Note, which Extension Funds were deposited into the Company’s trust account for its public stockholders on October 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 6, 2023 to November 6, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination. The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note, which Extension Funds were deposited into the Company’s trust account for its public stockholders on November 2, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from November 6, 2023 to December 6, 2023 (the “Fifth Extension”). The Fifth Extension is the fifth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Note will be repaid only from funds remaining outside of the Company’s trust account, if any, or will be forfeited, eliminated, or otherwise forgiven. Up to $1,760,000 of the total principal amount of the Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Lender at the time of the initial public offering of the Company.

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

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) where the date by which we have to consummate a Business Combination (as defined below) was extended from March 4, 2023 to the Extension Date (as defined below). In connection with the extension vote, 24,304,187 Class A common stock were redeemed for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account (the “Trust Account”) was approximately $45,229,556. The balance in the Trust Account as of September 30, 2023 was $46,049,915.

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

Results of Operations

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination, including in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $275,535, which consists of income of $1,583,750 derived from the changes in fair value of the warrant liabilities and interest income earned on cash  held in the Trust Account of $435,890, offset by general and administrative expenses of $1,638,429 million and provision for income tax of $79,210.

For the nine months ended September 30, 2023, we had net loss of $6,798,321, which consists of loss of $3,962,500 derived from the changes in fair value of the warrant liabilities, general and administrative expenses of $3,851,311, change in fair value of FPA Liability of $1,500,000, interest expense – promissory note of $31,356 and provision for income tax of $502,869, offset by interest income earned on investments held in the Trust Account of $3,049,715.

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

For the nine months ended September 30, 2023, cash used in operating activities was $2,804,811. Net loss of $6,798,321 was affected by income related to the change in fair value of the warrant liabilities of $3,962,500, $1,500,000 loss related to the initial value of the Forward Purchase Agreement, and interest earned on marketable securities held in the Trust Account of $3,049,716. Net changes in operating assets and liabilities provided $1,580,726 of cash for operating activities.

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

As of September 30, 2023, we had cash held in the Trust Account of $46,049,915 (including $471,785 of interest) . Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we withdrew an amount of $1,598,650 interest earned from the Trust Account to pay franchise and income taxes and approximately $247,259,068 in connection with redemption.

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

As of September 30, 2023, we had cash of $639,819. If we do not complete the Proposed Business Combination, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination (which we currently anticipate will be the Proposed Business Combination).

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

On December 29, 2021, the Company issued an unsecured promissory note (the “First Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note issued on December 29, 2021. Following this draw down, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of September 30, 2023 and December 31, 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of September 30, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of September 30, 2023, the Company had $1,120,000 outstanding balance under this Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor, of which $700,000 was funded by the Sponsor upon execution of the Fourth Promissory Note. On September 27, 2023, the Company drew down an additional amount of $500,000 pursuant to the terms of the Fourth Promissory Note, after which $1,200,000 was outstanding under the Note. There remains $800,000 available under the Note for future drawdowns. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by November 6, 2023 (the “Extension”) but no later than February 4, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies estimates:

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

On December 29, 2021, we issued the First Promissory Note in the principal amount of up to $1,500,000 to our Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and additional amounts of $200,000 and $550,000 were drawn down on March 17, 2022 and April 21, 2022, respectively, after which $1,500,000 was outstanding under the First Promissory Note. As of September 30, 2023, no amounts remained available under the First Promissory Note for future drawdowns. The issuance of the First Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 5, 2021
3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 1, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed March 6, 2023
3.3	Bylaws, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-25299), originally filed February 11, 2021
10.1	Promissory Note, dated June 13, 2023, issued in favor of Arrowroot Acquisition LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40129), filed June 13, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROWROOT ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Matthew Safaii
	Name:	Matthew Safaii
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Thomas Olivier
	Name:	Thomas Olivier
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)