Form 10-K
period 2023-12-31
Arrowroot Acquisition Corp.
filed 2024-04-01
CIK 1835972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2023, as reported on The Nasdaq Stock Market LLC, was approximately $46,369,829.59.

As of March 29, 2024, there were 1,017,030 Class A common stock, $0.0001 par value and 7,187,500 Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Report, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation that the company adopted in connection with the consummation of our initial public offering, as further amended pursuant to the vote of our stockholders at the special meeting on February 28, 2023 and as further amended pursuant to the vote of our stockholders at the special meeting on February 2, 2024;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination;

●	“initial public offering units” are to our initial public offering units, consisting of one Class A common stock and one-half of one redeemable warrant;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

●	“public shares” are to our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team, to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“sponsor” are to Arrowroot Acquisition LLC, a Delaware limited liability company;

●	“trust account” is to the trust account located in the United States in which, following the completion of our initial public offering, an amount of $287,500,000 from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was placed; and

●	“we,” “us,” “our,” “company,” “our company,” “Company” or “our Company” are to Arrowroot Acquisition Corp., a Delaware Corporation.

ii

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including any potential business combination with iLearning Engines (as defined below);

●	our expectations around the performance of iLearning Engines business or businesses

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the lack of a market for our public securities;

●	the possibility that The Nasdaq Stock Market LLC (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

iii

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

As a result of the approval by the Company’s stockholders of the Extension Proposal, public stockholders holding 24,304,187 shares of Class A common stock exercised their right to redeem their shares for an aggregated redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was $45,229,556.

On January 8, 2024, the Company received a notice (the “Annual Meeting Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 22, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. The Company submitted a plan to regain compliance on February 22, 2024. While the compliance plan is pending, the Company’s securities will continue to trade on Nasdaq.

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to Arrowroot’s amended and restated certificate of incorporation, as amended, (the “Charter Amendment”) to extend the Termination Date from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by the Company, the “Subsequent Extension Date”), by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”). The stockholders of the Company approved the Subsequent Extension Proposal at the Extension Special Meeting and on February 2, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 3,428,783 shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of $36,309,429. After the satisfaction of such redemptions, the balance in our trust account was approximately $10.77 million.

On March 5, 2024, the Company received a notice (the “Deadline Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 12, 2024, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 14, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed Business Combination (as defined below) with iLearningEngines, Inc., a Delaware corporation (“iLearningEngines”). In addition, the Deadline Notice indicated that the Company should be prepared to address the concerns raised in the Annual Meeting Notice in its hearing before the Panel related to the Deadline Notice.

On March 12, 2024, the Company received notice from Nasdaq that the hearing will be held on May 7, 2024. The hearing request will result in a stay of any suspension or delisting action pending the outcome of the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2 or Nasdaq Listing Rule 5620(a), and maintain compliance with other Nasdaq listing requirements.

Business Combination Agreement

On April 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and iLearningEngines.

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement (the “Business Combination”):

(i) at the closing of the Business Combination (the “Closing”), in accordance with the Delaware General Corporation Law, as amended (“DGCL”), Merger Sub will merge with and into iLearningEngines, the separate corporate existence of Merger Sub will cease and iLearningEngines will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); and

(ii) as a result of the Merger, among other things, the outstanding shares of common stock of iLearningEngines (other than shares subject to iLearningEngines equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of common stock of the combined company equal to (x) the sum of (i) the Base Purchase Price (as defined below), minus (ii) the dollar value of the Company Incentive Amount (as defined below), plus (iii) the aggregate exercise price of the Company Warrants (as defined in the Merger Agreement) that are issued and outstanding immediately prior to the Effective Time, minus (iv) the aggregate amount of Note Balance (as defined in the Company Convertible Notes (as defined in the Merger Agreement)) by (y) $10.00. The “Base Purchase Price” means an amount equal to $1,285,000,000. The “Company Incentive Amount” means (x) the number of shares of the Company Class A Common Stock issuable to iLearningEngines securityholders (excluding, for the avoidance of doubt, the holders of Company Convertible Notes) at the Closing which iLearningEngines and the Company agree, at least two (2) business days prior to the Closing, to issue to certain private placement investors and non-redeeming stockholders, multiplied by (y) $10.00.

The Board of Directors of the Company (the “Board”) has (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and iLearningEngines, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, (v) that the Company have at least $5,000,001 of net tangible assets upon Closing and (vi) receipt of approval for listing on Nasdaq the shares of New iLearningEngines Common Stock to be issued in connection with the Merger.

Other conditions to the Company’s obligations to consummate the Merger include, among others, that as of the Closing, (i) iLearningEngines shall have performed all covenants in all material respects and (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing.

Other conditions to iLearningEngines’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the Company shall have performed all covenants in all material respects and (ii) no Acquiror Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and (iii) the amount of cash available in the trust account into which substantially all of the proceeds of the Company’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders (the “Trust Account”), together with the proceeds of certain private placement investments in the Company or iLearningEngines prior to closing and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain the Company transaction expenses, is at least equal to or greater than $100,000,000 (the “Minimum Cash Condition”). It is not expected that the Company will have in place sufficient financing arrangements, on a committed basis, to satisfy the Minimum Cash Condition. Therefore, in order for the Business Combination to close, iLearningEngines intends to waive or reduce the Minimum Cash Condition.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not solicit, initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) iLearningEngines to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of iLearningEngines, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company shareholders of certain proposals regarding the Business Combination and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains representations and warranties by the Company, Merger Sub and iLearningEngines that are customary for transactions of this type. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and iLearningEngines, (ii) by the Company or iLearningEngines, if certain approvals of the shareholders of the Company, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by iLearningEngines if there is a Modification in Recommendation (as defined in the Merger Agreement), (iv) by the Company if certain approvals of the shareholders of iLearningEngines are not obtained within two (2) business days following the effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination and (v) by either the Company or iLearningEngines in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured breaches by the other party or (c) if the Closing had not occurred on or before November 30, 2023 (the “Outside Date”). On November 30, 2023, the Company and iLearningEngines executed a waiver and consent to the Merger Agreement, pursuant to which, among other things, the Acquiror and the Company waived certain of their Termination Rights. On December 31, 2023, the Company and iLearningEngines executed another waiver and consent to the Merger Agreement, pursuant to which, among other things, the Company and iLearningEngines waived certain of their Termination Rights. On January 15, 2024, the Company and iLearningEngines executed a final waiver and consent to the Merger Agreement, pursuant to which, among other things, the Company and iLearningEngines waived certain of their Termination Rights, including extending the Outside date to February 14, 2024.

Exclusivity

Between the date of the Merger Agreement and Closing, the Company has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Business Combination Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Business Combination Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Business Combination Proposal. the Company also agreed to cease and cause to be terminated any existing discussions or negotiations with any persons (other than iLearningEngines and its representatives) conducted heretofore with respect to, or that could lead to, any Business Combination Proposal; provided, that the Company is not restricted from responding to unsolicited inbound inquiries to the extent required for the board of directors of the Company to comply with its fiduciary duties. “Business Combination Proposal” means any offer, inquiry, proposal or indication of interest (whether written or oral, binding or non-binding, and other than an offer, inquiry, proposal or indication of interest with respect to any merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination transaction), relating to a Business Combination.

Between the date of the Merger Agreement and Closing, iLearningEngines has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Company Acquisition Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Company Acquisition Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Company Acquisition Proposal. The Company also agreed that it will cease and cause to be terminated any existing discussions or negotiations with any persons (other than the Company and its representatives) conducted heretofore with respect to, or that could lead to, any Company Acquisition Proposal. “Company Acquisition Proposal” means any inquiry, proposal or offer concerning a merger, consolidation, liquidation, recapitalization, share exchange or other transaction involving the sale, lease, exchange or other disposition of more than fifteen percent (15%) of the properties or assets or equity interests of iLearningEngines or any of its subsidiaries, excluding, for the avoidance of doubt, any Permitted Interim Financing (as defined in the Merger Agreement).

Stock Exchange Listing

The Company will use its reasonable best efforts to cause the shares of the Company’s common stock to be issued in connection with the Business Combination to be approved for listing on the Nasdaq Global Market at the Closing. Until the Closing, the Company shall use its reasonable best efforts to keep the Company’s common stock and warrants listed for trading on the Nasdaq Capital Market.

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

We plan to continue to utilize the network and industry experience of our executive team, as well as our affiliation with Arrowroot Capital, in seeking an initial business combination and implementing our acquisition strategy. Arrowroot Capital has an exceptional sourcing team with a proprietary data base of 15,000+ software companies and the team evaluates 2,000+ new opportunities annually. Additionally, over the course of their careers, the members of our executive team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities and competitive strength. This network has been developed through our executive team’s:

●	extensive experience in sourcing, structuring, acquiring, operating, integrating, developing, growing, financing and selling businesses;

●	experience managing mergers and acquisitions for technology companies, including portfolio companies of leading venture capital and financial sponsor firms;

●	significant experience in both investing in and operating companies across the technology sector, with particular expertise focusing on business-to-business software companies implementing Software-as-a-Service (“SaaS:) business models, setting and changing strategies, optimizing SaaS metrics and other best-in-class business tactics, and identifying, monitoring and recruiting world-class talent;

●	deep relationships with sellers, financing providers and target management teams; and

●	experience negotiating transactions favorable to investors.

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

●	Compelling growth prospects. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside.

●	Large and growing markets. We will focus on investments in rapidly growing companies in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential.

●	Businesses with attractive unit economics and high operating leverage. We will seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also inherently attractive unit economics and other relevant SaaS operating metrics.

●	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed.

●	Opportunity for operational improvements. We will seek to identify businesses that are capital efficient and would benefit from our ability to drive improvements in the company’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team.

●	Differentiated products or services. We will evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

●	Limited technology risk. We will seek to invest in companies that have established market-tested product or service offerings.

●	Appropriate valuations. We will seek to be a disciplined and valuation-centric investor that will invest on terms that we believe provide significant upside potential with limited downside risk.

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

Financial Position

As of December 31, 2023, we had $46,744,889 (including $686,759 of interest) held in the trust account and available for a business combination (assuming no redemptions). On March 27, 2024, the Company and Cantor Fitzgerald & Co. (“Cantor”) entered into the Fee Reduction Agreement, pursuant to which Cantor agreed to forfeit $4,062,500 of deferred underwriting fees payable in connection with the IPO, resulting in a remainder of $6,000,000 of deferred underwriting fees payable by Arrowroot to Cantor subject to the closing of the Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee shall be payable to Cantor in the form of shares of New iLearningEngines Common Stock issuable upon the filing with the SEC of a resale registration statement. After consideration of $6,000,000 of deferred underwriting fees payable upon consummation of a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. On February 28, 2023, we held the Extension Meeting to, in part, amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 24,304,187 shares of Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was $45,229,556. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our officers, directors or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise, and the present or potential issuance of common stock could result in an increase in issued and outstanding common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

●	If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation: conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholder with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, as of March 29, 2024, we would not need any of the public shares sold in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the Subsequent Charter Extension Date.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until the Subsequent Charter Extension Date to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within this period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by the Subsequent Charter Extension Date or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquired public shares in or our initial public offering or in the open market afterwards, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Subsequent Charter Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $145,669 of proceeds held outside of the trust account (as of December 31, 2023), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholder who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Subsequent Charter Extension Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Subsequent Charter Extension Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the Subsequent Charter Extension Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Subsequent Charter Extension Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Subsequent Charter Extension Date, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Subsequent Charter Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by Extension Date;

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by the Subsequent Charter Extension Date may give potential target businesses, including iLearning Engines, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may effect our initial business combination with a company located outside of the United States.

●	We may not be able to consummate an initial business combination, including any potential business combination with iLearning Engines, by the Subsequent Charter Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

There are no assurances that the extension will enable us to complete an initial business combination.

Even though our amended and restated certificate of incorporation was amended to extend the deadline for the us to complete a Business Combination until the Subsequent Charter Extension Date, we can still provide no assurances that an initial business combination will be consummated prior to such date. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek stockholder approval in connection with our initial business combination, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve our initial business combination. Even if an initial business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of shares of Class A common stock on the open market. The price of shares of Class A common stock may be volatile, and there can be no assurance that stockholders will be able to dispose of shares of Class A common stock at favorable prices, or at all.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by the Subsequent Charter Extension Date.

As of December 31, 2023, we had $145,669 in cash held outside the trust account to fund our working capital requirements, and on January 5, 2024, we approved a draw of $160,000 pursuant to the unsecured promissory note in the principal amount of up to $1,760,000 issued to the sponsor on March 6, 2023. Also, on March 11, 2024, we drew down $50,000 pursuant to the unsecured promissory note in the principal amount of $2,000,000 issued to the sponsor on June 13, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the Subsequent Charter Extension Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Subsequent Charter Extension Date. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

As of March 29, 2024, our initial stockholders own approximately 87.60% of our outstanding common stock. Our initial stockholders and management team also may from time-to-time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the currently issued and outstanding public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination we will receive the requisite stockholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Subsequent Charter Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Subsequent Charter Extension Date, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Subsequent Charter Extension Date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the time period provided in our amended and restated certificate of incorporation before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss. Furthermore, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), following the Extension Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts, which may or may not be interest bearing) until the earlier of consummation of our initial business combination or our liquidation. See “- If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, because the Trust Account was not liquidated prior to the 24-month anniversary of our initial public offering, we have converted all funds in the Trust Account to cash, and such funds will cease to earn interest.”

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

On January 8, 2024, we received a notice (the “Annual Meeting Notice”) from the Listing Qualifications Department of Nasdaq stating that we failed to hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we had 45 calendar days (or until February 22, 2024) to submit a plan to regain compliance. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 22, 2024. If Nasdaq accepts the plan, Nasdaq may grant us up to 180 calendar days from our fiscal year end, or until June 28, 2024, to regain compliance.

On March 5, 2024, we received a notice (the “Deadline Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 12, 2024, trading of our securities on The Nasdaq Capital Market would be suspended at the opening of business on March 14, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. We timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed Business Combination with iLearningEngines. In addition, the Deadline Notice indicated that we should be prepared to address the concerns raised in the Annual Meeting Notice in our hearing before the Panel related to the Deadline Notice. The hearing request will result in a stay of any suspension or delisting action pending the outcome of the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2 or Nasdaq Listing Rule 5620(a), and maintain compliance with other Nasdaq listing requirements. While request for a hearing before the Panel is pending, the Company’s securities will continue to trade on Nasdaq.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The requirement that we consummate an initial business combination by the Subsequent Charter Extension Date may give potential target businesses, including iLearning Engines, leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business, including iLearning Engines, with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Subsequent Charter Extension Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may not be able to consummate an initial business combination by the Subsequent Charter Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Subsequent Charter Extension Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Subsequent Charter Extension Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had $145,669 in cash held outside the trust account to fund our working capital requirements. Additionally, on January 5, 2024, we approved a draw of $160,000 pursuant to the unsecured promissory note in the principal amount of up to $1,760,000 issued to the sponsor on March 6, 2023. Also, on March 11, 2024, we drew down $50,000 pursuant to the unsecured promissory note in the principal amount of $2,000,000 issued to the sponsor on June 13, 2023. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until the Subsequent Charter Extension Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. We expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share” and other risk factors herein.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Subsequent Charter Extension Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Subsequent Charter Extension Date in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Subsequent Charter Extension Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Subsequent Charter Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time in which we must complete our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 29, 2024, there were 12,812,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of March 29, 2024, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond the Subsequent Charter Extension Date from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of Class A common stock if preference shares are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, the Company had $145,669 of cash held outside its Trust Account for use as working capital, $46,744,889 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $12,612,180. As of December 31, 2023, $686,759 of deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2023, the Company withdrew an aggregate amount of $1,826,650 to pay income and franchise taxes and $247,259,068 in connection with redemption.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Subsequent Charter Extension Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of March 29, 2024, our initial stockholders owned approximate 87.60% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

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

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 8,250,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $8,250,000, that will also be worthless if we do not complete our initial business combination. These personal and financial interests of our executive officers, directors and members of our sponsor may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Subsequent Charter Extension Date nears, which is the deadline for our completion of an initial business combination.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

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

(b) Holders

As of December 31, 2023, there was 2 holders of record of our units, 1 holder of record of our Class A common stock, 1 holder of record for our Class B common stock and 2 holders of record for our warrants.

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

None

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

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) where the date by which we have to consummate an initial business combination (as described in Note 1) was extended from March 4, 2023 to the Extension Date (as defined below). In connection with the extension vote, 24,304,187 Class A common stock were redeemed for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account (the “Trust Account”) was $45,229,556. The balance in the Trust Account as of December 31, 2023 was $46,744,889.

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to Arrowroot’s amended and restated certificate of incorporation, as amended, (the “Charter Amendment”) to extend the Termination Date from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by Arrowroot, the “Subsequent Extension Date”), by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”). The stockholders of the Company approved the Subsequent Extension Proposal at the Extension Special Meeting and on February 2, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 3,428,783 shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of $36,309,429. After the satisfaction of such redemptions, the balance in our trust account was approximately $10.77 million.

As described in greater detail in Note 1 - Description of Organization and Business Operations to the notes to the financial statements included herein, on April 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and iLearningEngines, Inc., a Delaware corporation (“iLearningEngines”) (the “Business Combination”). Unless specifically stated, this Quarterly Report does not give effect to the Business Combination and does not contain the risks associated with the Business Combination. The consummation of the Business Combination is subject to certain conditions as further described in the Merger Agreement. Notwithstanding our current Business Combination, in the event that such Merger Agreement is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.

We expect to continue to incur significant costs in the pursuit of plans completing the Business Combination. We cannot assure you that our plans to complete Business Combination, or any business combination will be successful.

As described in greater detail in Note 5 – Related Party Transactions, on April 26, 2023, the Company and Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“Polar”) entered into an agreement (“Forward Purchase Agreement”), pursuant to which, among other things, the Company agreed to purchase up to 2,500,000 shares from Polar at $10.77 per share (the “Initial Price”), which is $10.17 (the “Redemption Price”, plus $0.60). In exchange for the Company’s purchase of the shares, Polar agreed to waive redemption rights on the shares that Polar owns in connection with the Business Combination.

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

Results of Operations

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination, including in connection with the Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net loss of $5,848,628, which consists of loss of $1,700,000 derived from the changes in fair value of the warrant liabilities, general and administrative expenses of $5,487,905, change in fair value of FPA Liability of $1,500,000, interest expense – promissory note of $89,408 and provision for income tax of $564,005, offset by interest income earned on cash and investments held in the Trust Account of $3,492,690.

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

For the year ended December 31, 2023, cash used in operating activities was $3,526,961. Net loss of $5,848,628 was affected by income related to the change in fair value of the warrant liabilities of $1,700,000, $1,500,000 loss related to the initial value of the Forward Purchase Agreement, and interest earned on cash held in the Trust Account of $3,492,690. Net changes in operating assets and liabilities provided $2,679,942 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,597,905. Net income of $13,521,299 was affected by income of $11,881,250 derived from changes in fair value of the warrant liabilities and interest income earned on investments held in the Trust Account of $3,945,497. Net changes in operating assets and liabilities provided $707,543 of cash for operating activities.

As of December 31, 2023, we had cash held in the Trust Account of $46,744,889 (including $686,759 of interest). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we withdrew an amount of $1,826,650 interest earned from the Trust Account to pay franchise and income taxes and $247,259,068 in connection with redemption.

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

As of December 31, 2023, we had cash of $145,669. If we do not complete the Business Combination, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination (which we currently anticipate will be the Business Combination).

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

On December 29, 2021, the Company issued an unsecured promissory note (the “First Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note issued on December 29, 2021. Following this drawdown, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of December 31, 2023 and 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of December 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of December 31, 2023, the Company had $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of December 31, 2023, the Company had $1,200,000 principal outstanding under this Fourth Promissory Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the Subsequent Charter Extension Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Subsequent Charter Extension Date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies estimates:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Safaii	44	Chief Executive Officer and Chairman of the Board
Thomas Olivier	56	President, Chief Financial Officer and Vice Chairman of the Board
Dixon Doll	81	Director
Will Semple	46	Director
Peter Kuper	54	Director

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

Thomas Olivier has served as our President and Chief Financial Officer and the Vice Chairman of our board of directors since our inception in November 2020. Mr. Olivier is a managing director at Arrowroot Capital and has held this position since March 2021. Previously, Mr. Olivier was a Managing Director in Houlihan Lokey’s Technology, Media & Telecom (TMT) Group from May 2017 until April 2021. Prior to his time at Houlihan Lokey, Mr. Olivier served as a Managing Director at Pacific Crest Securities, Inc., an investment bank focused on the technology sector, from April 2012 to May 2017. Mr. Olivier also served on the board of directors of Brain Scientific Inc., a neurology-focused medical device and software company, from November 2021 to June 2023.

Dixon Doll has served on our board of directors since the completion of our initial public offering. Mr. Doll currently serves on the Advisory Board for the Stanford Institute for Economic Policy Research Institute, a nonprofit research institution, which he joined in 2002. Mr. Doll was a Senior Director at Roman DBDR Tech Acquisition Corp. (Nasdaq: DBDR), a special purpose acquisition company, from October 2020 to December 2021. Mr. Doll was also a Director at Prime Impact Acquisition I (NYSE: PIAI), a special purpose acquisition company, from September 2020 to September 2023. Previously, Mr. Doll served as the Chairman of Network Equipment Technologies, Inc., a communication equipment company, from 2005 to 2011 and as a Director of DirecTV, Inc., a broadcast satellite services provider, from 2010 to 2015. Mr. Doll was elected to the Board of the National Venture Capital Association in 2005 and served on the Executive Committee and as Chairman from 2008 to 2009. Mr. Doll founded DCM Ventures in 1996 and led DCM Ventures’ investments in About.com (acquired by The New York Times Co.), @Motion (acquired by Openwave), Clearwire (Nasdaq: CLWR), Coradiant (acquired by BMC), Force10 Networks (acquired by Dell), Foundry Networks (Nasdaq: FDRY), Internap (Nasdaq: INAP), Ipivot (acquired by Intel), and Neutral Tandem (Nasdaq: TNDM).

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

Peter Kuper has served on our board of directors since March 4, 2022. Mr. Kuper is currently a Managing Director for JF Lehman, a private equity firm focused on defense, aerospace and environmental and infrastructure companies, which he joined in January 2023.  He is also a Managing Partner of HypAdvisor Consulting LLC, a technology consulting firm, and has held this position since September 2008. Mr. Kuper has also been chairman at Actus Digital Inc. (“Actus Digital”), a cyber security software company, since November 2021, and was the Senior Vice President of Finance and Information Technology at jCyte, Inc., a private biotechnology company dedicated to improving the lives of patients with retinal degenerative diseases, from November 2021 to January 2023. From January 2010 until January 2017, Mr. Kuper was a Partner on the investments team at In-Q-Tel, a non-profit strategic investor that accelerates the development and delivery of technologies to U.S. government agencies.

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

The audit committee is responsible for:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public account firm and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Dixon Doll, Will Semple and Peter Kuper serve as members of our compensation committee and Will Semple serves as chair of the compensation committee. Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Dixon Doll, Will Semple and Peter Kuper are independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity’s Business	Affiliation
Matthew Safaii	Arrowroot Capital Management, LLC	Investment Management	Managing Partner and Founder
	SnapLogic, Inc.	Cloud Computing	Director
	MedNet Solutions, Inc.	Healthcare Technology	Director
	KORE Software Holdings LLC	CRM Software	Director
	Fluent Retail Pty Ltd	Productivity Software	Director

	Hammer Technologies Holdings Pty Limited	Risk Management Software	Director
	Clickatell Corp	IT Services and Consulting	Director
	Engage3, Inc.	IT Services and Consulting	Director
Thomas Olivier	Arrowroot Capital Management, LLC	Investment Management	Managing Director
	Mad Mobile, Inc.	Hospitality Technology Solutions	Director
Dixon Doll
	Prime Impact Acquisition I	Special Purpose Acquisition Company	Director
	The Papal Foundation, University of San Francisco	Philanthropy	Director
	Asian Art Museum	Cultural Institution	Director
	Catholic Investment Services	Non-Profit Investment Management	Director
	San Francisco Opera Association	Cultural Institution	Director
	University of San Francisco Investment Committee	Non-Profit Investment Management	Chairman of Investment Committee
	Amadeus Capital	Venture Capital	Member, Investment Advisory Board
	Airlinq Inc.	Software Solutions	Director
	Playlist Media, Inc.	Music	Director
	CHNL Holdings, Inc.	Music	Director
Will Semple	eBAY SARL	E-Commerce	Director and Board Member
	Cygilant, Inc.	Cybersecurity Software	Advisor
Peter Kuper	HypAdvisor Consulting LLC	Technology Consulting	Managing Partner
	Actus Digital	Cybersecurity Software	Chairman
	JF Lehman	Private Equity	Managing Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit any specified period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities or clients of the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders and Peter Kuper have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,445,813 public shares and 7,187,500 Class B common stock, issued and outstanding as of December 31, 2023. All of the Class B common stock are convertible into Class A common stock on a one-for-one basis, as described herein.

	Class B Common stock		Class A Common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Arrowroot Acquisition LLC (our sponsor)(2)	7,027,500	97.77%	-	-	60.41%
Matthew Safaii(3)	7,027,500	97.77%	-	-	60.41%
Thomas Olivier(3)	7,027,500	97.77%	-	-	60.41%
Dixon Doll	40,000	*	-	-	*
Will Semple	40,000	*	-	-	*
Peter Kuper	40,000	*	-	-	*
All officers and directors as a group (five individuals)	7,187,500	99.44%	-	-	61.44%
Five Percent Holders
Polar Asset Management Partners Inc.(4)	-		445,000	10.01%	3.83%
Meteora Capital, LLC (5)	-		437,375	9.84%	3.76%
Westchester Capital Management, LLC (6)	-		430,964	9.69%	3.70%
Cowen and Company, LLC (7)	-		255,180	5.74%	2.19%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of officer and director beneficial stockholders is 4553 Glencoe Ave, Suite 200, Marina Del Rey, CA 90292.

(2)	The shares reported herein are held in the name of our sponsor. Our sponsor is governed by two managers, Matthew Safaii and Thomas Olivier. As such, Matthew Safaii and Thomas Olivier have voting and investment discretion with respect to the Class B common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B common stock held directly by our sponsor.

(3)	Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor.

(4)	Based solely on Schedule 13G/A filed with the SEC on April 10, 2023 by Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment manager to and holds the shares of Class A common stock on behalf of Polar Multi-Strategy Master Fund. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Based solely on Schedule 13G filed jointly with the SEC on February 14, 2024 by Meteora Capital, LLC and Vik Mittal (“Meteora”). The address for Meteora is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(6)	Based solely on Schedule 13G filed jointly with the SEC on February 14, 2024 by Westchester Capital Management, LLC (“Westchester”), Westchester Capital Partners, LLC (“WCP”), Virtus Investment Advisers, Inc. (“Virtus”) and The Merger Fund (“MF”). Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. - Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). The Funds directly hold the shares of Class A common stock for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The address for Westchester is and WCP is 100 Summit Drive, Valhalla, NY 10595. The address for Virtus is One Financial Plaza, Hartford, CT 06103. The address for MF is 101 Munson Street, Greenfield, MA 01301-9683.

(7)	Based on Schedule 13G/A filed by Cowen and Company, LLC (“Cowen”). Cowen’s address is 599 Lexington Ave, New York, NY 10022.

On February 28, 2023, we held an Extension Meeting to, in part, amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 24,304,187 shares of Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account was approximately $45,229,556, and there were 4,445,813 shares Class A common stock outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 87.60% of our outstanding common stock.

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

Promissory Note - Related Party

On December 21, 2020, the sponsor issued the IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and became payable upon the consummation of the Company’s initial public offering. As of December 31, 2023, there were no amounts outstanding under this IPO Promissory Note.

On December 29, 2021, the Company issued the First Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000, of which $750,000 was funded by the sponsor upon execution of the First Promissory Note. The First Promissory Note, which may be further drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company, is subject to the sponsor’s approval and does not bear interest. The principal balance of the note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, for the initial public offering dated March 1, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Second Promissory is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Promissory and all other sums payable with regard to the Second Promissory becoming immediately due and payable. As of December 31, 2023 and 2021, there was $1,500,000 and $7,500,000 outstanding under this First Promissory Note, respectively.

On February 23, 2023, the Company issued the Second Promissory Note, which was funded in full by the sponsor upon execution of the Second Promissory Note. The Second Promissory Note does not bear interest. The principal balance of the Second Promissory Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Second Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Promissory Note and all other sums payable with regard to the Second Promissory Note becoming immediately due and payable.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of December 31, 2023, the Company had $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of December 31, 2023, the Company had $1,200,000 principal outstanding under this Fourth Promissory Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

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

To further minimize conflicts of interest, if we consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of $20,000 per month for office space, secretarial and administrative services provided to members of our management team;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Audit Fees. For the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $228,000 and $98,000, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2023 financial statements included in this Annual Report on Form 10-K and other required SEC filings.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $4,200 and $8,300, respectively, for the services Withum performed in connection with compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

The following exhibits are filed as part of this Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 27, 2023 by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and iLearningEngines, Inc.(6)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(5)
3.3	Amendment to Amended and Restated Certificate of Incorporation, as amended(8)
3.4	Bylaws.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5*	Description of Registrant’s Securities
10.1	Letter Agreement among the Registrant, the Sponsor and each of the executive officers and directors of the Registrant.(1)
10.2	Investment Management Trust Agreement between the Sponsor and the Registrant.(1)
10.3	Registration Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(1)
10.4	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)
10.5	Indemnity Agreement.(1)
10.6	First Promissory Note issued to the Sponsor, dated December 21, 2020.(2)
10.7	Convertible Promissory Note issued to the Sponsor, dated December 29, 2021.(3)
10.8	Promissory Note issued to the Sponsor, dated February 23, 2023.(4)
10.9	Securities Subscription Agreement between the Registrant and the Sponsor.(2)
10.10	Form of Administrative Services Agreement between the Registrant and the Sponsor.(2)
10.11	Sponsor Support Agreement, dated April 27, 2023, by and among Arrowroot Acquisition LLC, Arrowroot Acquisition Corp. and iLearningEngines, Inc.(6)
10.12	Forward Purchase Agreement, dated April 26, 2023, by and between Arrowroot Acquisition Corp. and Polar Multi-Strategy Master Fund.(6)
10.13	Form of Amended and Restated Registration Rights Agreement.(6)
10.14	Promissory Note Dated June 13, 2023, Issued in favor of Arrowroot Acquisition LLC(7)
10.15	Form of Non-Redemption Agreement(8)
14.1	Code of Ethics(2)
24.1	Power of Attorney (Included under signatures)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2021 and incorporated by reference herein.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 24, 2021.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 2, 2023 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2023 and incorporated by reference herein.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2024 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024
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

Name	Position	Date

/s/ Matthew Safaii	Chief Executive Officer	April 1, 2024
Matthew Safaii	(Principal Executive Officer)

/s/ Thomas Olivier	President and Chief Financial Officer	April 1, 2024
Thomas Olivier	(Principal Financial and Accounting Officer)

/s/ Dixon Doll	Director	April 1, 2024
Dixon Doll

/s/ Will Semple	Director	April 1, 2024
Will Semple

/s/ Peter Kuper	Director	April 1, 2024
Peter Kuper

ARROWROOT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Arrowroot Acquisition Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arrowroot Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 6, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

/s/ WithumSmith+Brown, PC

New York, New York

April 1, 2024

PCAOB Number 100

ARROWROOT ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$145,669	$145,980
Prepaid expenses	48,319	76,350
Prepaid income tax	65,585	—
Total Current Assets	259,573	222,330

Cash and investments held in Trust Account	46,744,889	290,737,917
TOTAL ASSETS	$47,004,462	$290,960,247

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,099,162	$1,063,841
Income tax payable	—	383,410
Excise tax payable	2,472,591	—
Promissory note – related party	2,180,000	—
Forward purchase agreement liability	1,500,000	—
Convertible promissory notes – related party	2,620,000	1,500,000
Total Current Liabilities	12,871,753	2,947,251

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	1,810,000	110,000
Total Liabilities	24,744,253	13,119,751

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 4,445,813 and 28,750,000 shares issued and outstanding at approximately $10.51 and $10.10 per share redemption value as of December 31, 2023 and 2022, respectively	46,744,889	290,317,507

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 4,445,813 and 28,750,000 subject to possible redemption), respectively, as of December 31, 2023 and 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2023 and 2022	719	719
Accumulated deficit	(24,485,399)	(12,477,730)
Total Stockholders’ Deficit	(24,484,680)	(12,477,011)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$47,004,462	$290,960,247

The accompanying notes are an integral part of the consolidated financial statements.

ARROWROOT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022

General and administrative expenses	$5,487,905	$1,555,038
Loss from operations	(5,487,905)	(1,555,038)

Other income (expense):
Change in fair value of warrant liabilities	(1,700,000)	11,881,250
Forward purchase agreement	(1,500,000)	—
Interest expense - promissory note	(89,408)	—
Interest earned on cash and investments held in Trust Account	3,492,690	3,945,497
Total other income (expense), net	203,282	15,826,747

(Loss) income before provision for income taxes	(5,284,623)	14,271,709
Provision for income taxes	(564,005)	(750,410)
Net (loss) income	$(5,848,628)	$13,521,299

Weighted average shares outstanding, Class A common stock	8,574,195	28,750,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.37)	$0.38

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Basic and diluted net (loss) income per share, Class B common stock	$(0.37)	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ARROWROOT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(23,181,522)	$(23,180,803)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(2,817,507)	(2,817,507)
Net income	—	—	—	—	—	13,521,299	13,521,299

Balance – December 31, 2022	—	—	7,187,500	719	—	(12,477,730)	(12,477,011)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(3,686,450)	(3,686,450)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(2,472,591)	(2,472,591)
Net loss	—	—	—	—	—	(5,848,628)	(5,848,628)

Balance – December 31, 2023	—	$—	7,187,500	$719	$—	$(24,485,399)	$(24,484,680)

The accompanying notes are an integral part of the consolidated financial statements.

ARROWROOT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(5,848,628)	$13,521,299
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,492,690)	(3,945,497)
Change in fair value of warrant liabilities	1,700,000	(11,881,250)
Forward purchase agreement	1,500,000	—
Changes in operating assets and liabilities:
Prepaid expenses	28,031	438,203
Prepaid income tax	(65,585)	—
Accrued expenses	3,035,321	(114,070)
Income tax payable	(383,410)	383,410
Net cash used in operating activities	(3,526,961)	(1,597,905)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,600,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,826,650	731,214
Cash withdrawn from Trust Account in connection with redemption	247,259,068	—
Net cash provided by investing activities	247,485,718	731,214

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	2,180,000	—
Proceeds from convertible promissory note – related party	1,120,000	750,000
Redemption of common stock	(247,259,068)	—
Net cash (used in) provided by financing activities	(243,959,068)	750,000

Net Change in Cash	(311)	(116,691)
Cash – Beginning of the year	145,980	262,671
Cash – End of the year	$145,669	$145,980

Supplementary cash flow information:
Cash paid for income taxes	$1,013,000	$367,000

Non-cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$2,472,591	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including activities in connection with the Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash held in the Trust Account (as defined below).

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

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to Arrowroot’s amended and restated certificate of incorporation, as amended, (the “Charter Amendment”) to extend the Termination Date from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by Arrowroot, the “Subsequent Extension Date”), by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”). The stockholders of the Company approved the Subsequent Extension Proposal at the Extension Special Meeting and on February 2, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 3,428,783 shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of $36,309,429. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $10.77 million.

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Subsequent Charter Extension Date and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company has until the Subsequent Charter Extension Date to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding  Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement (the “Business Combination”):

(i)	at the closing of the Business Combination (the “Closing”), in accordance with the Delaware General Corporation Law, as amended (“DGCL”), Merger Sub will merge with and into iLearningEngines, the separate corporate existence of Merger Sub will cease and iLearningEngines will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of the Company (the “Merger”); and

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

The Board of Directors of the Company (the “Board”) has (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and iLearningEngines, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, (v) that the Company have at least $5,000,001 of net tangible assets upon Closing and (vi) receipt of approval for listing on Nasdaq the shares of common stock of the Surviving Corporation to be issued in connection with the Merger.

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

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not solicit, initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) iLearningEngines to prepare and deliver to the Company certain audited and consolidated financial statements of iLearningEngines, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company’s stockholders of certain proposals regarding the Business Combination and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “First Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this drawdown, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of December 31, 2023 and 2022, $1,500,000 and $1,500,000 were outstanding under this First Promissory Note, respectively.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of December 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of December 31, 2023, the Company had $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination.  In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of December 31, 2023, the Company had a $1,200,000 principal outstanding under this Fourth Promissory Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

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

As of December 31, 2023, the Company had $145,669 of cash held outside its Trust Account for use as working capital, $46,744,889 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $12,612,180. As of December 31, 2023, $686,759 of the deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2023, the Company withdrew an aggregate amount of $1,826,650 to pay income and franchise taxes and $247,259,068 in connection with redemption. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

Prior to the Special Meeting, the Company’s portfolio of cash and investments held in Trust Account was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash and investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In connection with the Special Meeting, the Company liquidated its portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the consolidated statements of operations.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023 and 2022, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Remeasurement of carrying value to redemption value	31,531,449
Class A common stock subject to possible redemption at December 31, 2022	290,317,507
Less:
Redemption	(247,259,068)
Plus:
Remeasurement of carrying value to redemption value	3,686,450
Class A common stock subject to possible redemption at December 31, 2023	$46,744,889

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including a full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). The Public Warrants for periods where no observable traded price was available were valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a modified Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (10.67)% and (5.20)% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to changes in fair value in forward purchase agreement, and warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(3,181,592)	$(2,667,036)	$10,817,039	$2,704,260
Denominator:
Basic and diluted weighted average shares outstanding	8,574,195	7,187,500	28,750,000	7,187,500

Basic and diluted net (loss) income per common share	$(0.37)	$(0.37)	$0.38	$0.38

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,250,000 Private Placement Warrants, at a price of $1.00 per warrant, or $8,250,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the years ended December 31, 2023 and 2022, the Company incurred and paid $240,000 and $240,000 in fees for these services, respectively. There were no amounts outstanding in fees for these services at December 31, 2023 and 2022.

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company has determined that bifurcation of a single derivative that comprises all of the fair value of the conversion feature (i.e., derivative instrument) is necessary under ASC 815-15-25-7 through 25-10. As a result, the derivative value was deemed to be de minimis at the issuance date and at each subsequent reporting date resulting in no change in the value of the derivative. The derivative will continue to be monitored and measured at each reporting period until the notes are settled.

On December 29, 2021, the Company issued its First Promissory Note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this drawdown, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns.

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of December 31, 2023 and 2022, the Company had $500,000 and $0 outstanding balance under this Second Promissory Note, respectively.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of December 31, 2023, the Company had a $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note in the principal amount of $2,000,000 in favor of the Sponsor (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”), of which $700,000 was funded by the Sponsor upon execution of the Note. On September 27, 2023, the Company drew down an additional amount of $500,000 pursuant to the terms of the Fourth Promissory Note, after which $1,200,000 was outstanding under the Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024. There remains $750,000 available under the Note for future drawdowns. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial business combination or the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Fourth Promissory Note is not convertible into Working Capital Warrants or any other security. In the event that the Company does not consummate an initial business combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s initial public offering or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of December 31, 2023, the Company had a $1,200,000 outstanding balance under this Fourth Promissory Note. As of December 31, 2023, the Company incurred $89,408 of interest expense, which is included in Accrued Expenses on the balance sheet. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Board approved a draw of an aggregate of $160,000 (the “Second Extension Funds”) pursuant to the Third Promissory Note, which Second Extension Funds were deposited into the Company’s Trust Account on August 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from August 6, 2023 to September 6, 2023 (the “Second Extension”). The Second Extension is the second of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

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

The Board approved a draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Fourth Extension Funds”), which Fourth Extension Funds were deposited into the Company’s Trust Account on October 4, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 6, 2023 to November 6, 2023 (the “Fourth Extension”). The Fourth Extension is the fourth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Fifth Extension Funds”), which Fifth Extension Funds were deposited into the Company’s Trust Account for its public stockholders on November 2, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from November 6, 2023 to December 6, 2023 (the “Fifth Extension”). The Fifth Extension is the fifth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Sixth Extension Funds”), which Sixth Extension Funds were deposited into the Company’s Trust Account for its public stockholders on December 2, 2023. This deposit enables the Company to extend the date by which it must complete its initial business combination from December 6, 2023 to January 6, 2024 (the “Sixth Extension”). The Sixth Extension is the sixth of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Seventh Extension Funds”), which Seventh Extension Funds were deposited into the Company’s Trust Account for its public stockholders on January 5, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from January 6, 2024 to February 6, 2024 (the “Seventh Extension”). The Seventh Extension is the final of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination. The Note does not bear interest and matures upon closing of the Company’s initial business combination.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Eighth Extension Funds”), which Eighth Extension Funds were deposited into the Company’s Trust Account for its public stockholders on February 5, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from February 6, 2024 to March 6, 2024 (the “Eighth Extension”). The Eighth Extension is the first of an additional five one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination. The Note does not bear interest and matures upon closing of the Company’s initial business combination.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note (the “Ninth Extension Funds”), which Ninth Extension Funds were deposited into the Company’s Trust Account for its public stockholders on March 5, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 6, 2024 to April 6, 2024 (the “Ninth Extension”). The Ninth Extension is the second of an additional five one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination. The Note does not bear interest and matures upon closing of the Company’s initial business combination.

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Board has (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company. The consummation of the Business Combination is subject to certain conditions as further described in the Merger Agreement.

Sponsor Support Agreement

On April 27, 2023, concurrently with the execution of the Merger Agreement, the Company and iLearningEngines entered into an agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of the Company common stock in favor of the Business Combination, (ii) discharge any Excess Transaction Expenses (as defined in the Merger Agreement) by payment in cash or elect, at the option of Sponsor, to have the Company discharge any Excess Transaction Expenses by payment in cash against a corresponding cancellation of shares of the Company common stock held by Sponsor (or any combination thereof), (iii) loan all amounts contemplated by the proxy statement filed by the Company on or about February 13, 2023, pursuant to which the Company stockholders approved the extension of the deadline by which the Company must complete its Business Combination to July 6, 2023, including any amounts required in connection with any additional extension of such deadline, (iv) contribute the Sponsor Incentive Shares (as defined in the Merger Agreement), (v) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B common stock of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (vi) agree to be bound by any restrictions on transfer set forth in the Company’s bylaws, in each case, on the terms and subject to the conditions set forth therein.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the value of the Forward Purchase Agreement was $1,500,000.

BTIG Fee Agreement

On July 25, 2023, BTIG, LLC (“BTIG”) and the Company entered into a letter agreement (the “BTIG Engagement Letter”) pursuant to which the Company engaged BTIG as a capital markets advisor in connection with the Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 4,445,813 and 28,750,000 shares of Class A common stock issued and outstanding, respectively, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2023 and 2022, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023 and 2022, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAXES

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2023 and 2022.

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Start-up/organization expenses	1,891,958	890,822
Total deferred tax assets	1,891,958	890,822
Valuation allowance	(1,891,958)	(890,822)
Deferred tax assets, net of allowance	$—	$—

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The income tax provision consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal
Current	$564,005	$750,410
Deferred	(1,001,136)	(244,686)

State
Current	—	—
Deferred	—	—

Change in valuation allowance	1,001,136	244,686
Income tax provision	$564,005	$750,410

As of December 31, 2023 and 2022, the Company has $0 and $177,640 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $1,001,136 and $244,686, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(6.76)%	(17.50)%
Change in fair value of forward purchase agreement	(5.96)%	0.00%
Transaction costs allocable to warrant liabilities	0.00%	0.00%
Franchise tax – fines and penalties	(0.01)%	0.00%
Change in valuation allowance	(18.94)%	1.70%
Income tax provision	(10.67)%	5.20%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

At December 31, 2023, assets held in the Trust Account were comprised of $46,744,889 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $279,107,161 in U.S. Treasury Bills and U.S. Treasury Notes and $11,338,046 in money market funds which are invested primarily in U.S. Treasury Securities and $292,710 in cash. During the year ended December 31, 2023, the Company withdrew an amount of $1,826,650 in interest income from the Trust Account to pay franchise and income taxes and $247,259,068 in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$—	$290,737,917

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,150,000	$70,000
Warrant Liabilities – Private Placement Warrants	3	$660,000	$40,000
Forward Purchase Agreement	3	$1,500,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The key inputs into the modified Black Scholes model for the Level 3 Warrants were as follows:

Input	December 31, 2023	December 31, 2022
Market price of public shares	$10.47	$10.04
Risk-free rate	3.81%	3.94%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	0.0%
Term to expiration (years)	0.25	0.42

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2023	$40,000
Change in fair value	620,000
Fair value as of December 31, 2023	$660,000

Private Placement
Fair value as of January 1, 2022	$4,372,500
Change in fair value	(4,332,500)
Fair value as of December 31, 2022	$40,000

Transfers to/from Levels 1, 2 or 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the years ended December 31, 2023 and 2022.

There was no change in the fair value of the Forward Purchase Agreement as of December 31, 2023.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the consolidated financial statements.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note, which Extension Funds were deposited into the Company’s Trust Account for its public stockholders on January 5, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from January 6, 2024 to February 6, 2024 (the “Seventh Extension”). The Seventh Extension is the final of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

On January 8, 2024, the Company received a notice (the “Annual Meeting Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 22, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. The Company submitted a plan to regain compliance on February 22, 2024. While the compliance plan is pending, the Company’s securities will continue to trade on Nasdaq.

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to Arrowroot’s amended and restated certificate of incorporation, as amended (the “Charter Amendment”), to extend the Termination Date from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by the Company, the “Subsequent Extension Date”), by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”).

ARROWROOT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In connection with the vote to approve the Charter Amendment, the holders of 3,428,783 shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of $36,309,429. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $10.77 million.

On February 2, 2024, the Company entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”) with a certain public stockholder of Arrowroot (the “Public Stockholder”) eligible to redeem its shares of the Company’s Class A common stock (the “Class A Common Stock”) at the special meeting of stockholders held on February 2, 2024 (the “Extension Special Meeting”). Pursuant to the Non-Redemption Agreement, the Public Stockholder agreed not to request redemption of 410,456 shares of Class A Common Stock (the “Non-Redeemed Shares”) in connection with the Extension Special Meeting. In consideration of the Public Stockholder entering into the Non-Redemption Agreement, immediately following the closing of the Company’s initial business combination, Arrowroot Acquisition LLC, a Delaware limited liability company (the “Sponsor”) agreed to forfeit 82,091 shares of Class B common stock (the “Class B Common Stock”), or 41,046 shares of Class B Common Stock in the event the initial business combination is consummated in February 2024 (“Forfeited Shares”). Pursuant to the terms of the Non-Redemption Agreement, the Company agreed to issue to the Public Stockholder and the Public Stockholder agreed to acquire from the Company, a number of newly issued shares of common stock promptly following the consummation of the Company’s initial business combination.

On March 5, 2024, the Company received a notice (the “Deadline Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 12, 2024, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 14, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination (the “Business Combination”) with iLearningEngines, Inc., a Delaware corporation (“iLearningEngines”). In addition, the Deadline Notice indicated that the Company should be prepared to address the concerns raised in the Annual Meeting Notice in its hearing before the Panel related to the Deadline Notice.

On March 11, 2024, the Company drew down an additional amount of $50,000 pursuant to the Fourth Promissory Note, after which $1,250,000 was outstanding under the Fourth Promissory Note. There remains $750,000 available under the Fourth Promissory Note for future drawdowns.

On March 12, 2024, the Company received notice from Nasdaq that the hearing will be held on May 7, 2024. The hearing request will result in a stay of any suspension or delisting action pending the outcome of the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2 or Nasdaq Listing Rule 5620(a), and maintain compliance with other Nasdaq listing requirements.

In connection with the Business Combination, the Sponsor has agreed to forfeit 400,000 Founder Shares upon the Closing. In addition, on March 27, 2024, pursuant to the terms of the Merger Agreement, the Company elected to convert approximately $5 million of Acquiror Transaction Expenses (as defined in the Merger Agreement) into shares of common stock of the Surviving Corporation (as defined in the Merger Agreement).

On March 27, 2024, the Company and Cantor Fitzgerald & Co. (“Cantor”) entered into the Fee Reduction Agreement, pursuant to which Cantor agreed to forfeit $4,062,500 of deferred underwriting fees payable in connection with the IPO, resulting in a remainder of $6,000,000 of deferred underwriting fees payable by the Company to Cantor subject to the closing of the Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee shall be payable to Cantor in the form of shares of New iLearningEngines Common Stock issuable upon the filing with the SEC of a resale registration statement. The number of shares of New iLearningEngines Common Stock issuable to Cantor in satisfaction of the Reduced Deferred Fee will be equal to the greater of (i) the Reduced Fee divided by $10.00 and (ii) the Reduced Fee divided by the VWAP (as defined in the Fee Reduction Agreement) over the seven (7) trading days preceding the date of filing of such resale registration statement. Under the Fee Reduction Agreement, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement, and a failure of the combined company to discharge such obligations may result in the ability of Cantor to require the combined company to pay the Reduced Deferred Fee in cash.

On March 27, 2024, BTIG and the Company amended the BTIG Engagement Letter (the “BTIG Amendment”) to provide that, in lieu of payment in cash of the full amount of any advisory fees or other fees and expenses owed under the BTIG Engagement Letter, the Company will pay to BTIG $3,000,000 in advisory fees (the “BTIG Advisory Fee”) and $400,000 in expenses (the “BTIG Expenses”). The BTIG Expenses will be paid in cash upon the consummation of the Business Combination. The BTIG Advisory Fee will be payable to BTIG in the form of shares of New iLearningEngines Common Stock in an amount of shares equal to the greater of (i) $3,000,000, divided by $10.00 and (ii) the quotient obtained by dividing (x) $3,000,000 by (y) the VWAP (as defined in the BTIG Amendment) of New iLearningEngines Common Stock over the seven (7) trading days immediately prior to the initial filing of the Resale Registration Statement (as defined in the BTIG Amendment). Under the BTIG Amendment, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement, and a failure of the combined company to discharge such obligations may result in the ability of BTIG to require the combined company to pay the BTIG Advisory Fee in cash.