Form 10-Q
period 2024-03-31
iLearningEngines, Inc.
filed 2024-05-16
CIK 1835972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40129

ILEARNINGENGINES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3961600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Blvd., Suite 300,

Bethesda, Maryland 20817

(Address of principal executive offices)

(650) 248-9874

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AILE	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	AILEW	Nasdaq Capital Market

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2024, there were 134,313,494 shares of common stock, $0.0001 par value, issued and outstanding.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

EXPLANATORY NOTE

On April 16, 2024, subsequent to the fiscal quarter ended March 31, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Arrowroot Acquisition Corp. (now known as iLearningEngines, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of April 27, 2023 (the “Merger Agreement”), by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arrowroot Acquisition Corp. (“Merger Sub”), and iLearningEngines Holdings Inc. (formerly known as iLearningEngines Inc.), a Delaware corporation (“Legacy iLearningEngines”). Pursuant to the Merger Agreement, following the approval by the Company’s stockholders on April 1, 2024, the Business Combination was consummated. In connection with the consummation of the Merger on the April 16, 2024, the Company changed its name from Arrowroot Acquisition Corp. to iLearningEngines, Inc. and Legacy iLearningEngines changed its name from iLearningEngines Inc. to iLearningEngines Holdings, Inc.

Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Arrowroot Acquisition Corp. and its consolidated subsidiaries before the consummation of the Business Combination and to iLearningEngines, Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ILEARNINGENGINES INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash	$26,757	$145,669
Prepaid expenses	60,750	48,319
Prepaid income tax	16,795	65,585
Total Current Assets	104,302	259,573

Cash and investments held in Trust Account	10,788,134	46,744,889
TOTAL ASSETS	$10,892,436	$47,004,462

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,481,646	$4,099,162
Excise tax payable	2,472,591	2,472,591
Promissory note – related party	2,230,000	2,180,000
Forward purchase agreement liability	1,500,000	1,500,000
Convertible promissory notes – related party	2,780,000	2,620,000
Total Current Liabilities	14,464,237	12,871,753

Deferred underwriting fee payable	6,000,000	10,062,500
Warrant liabilities	4,072,500	1,810,000
Total Liabilities	24,536,737	24,744,253

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,017,030 and 4,445,813 shares issued and outstanding at approximately $10.61 and $10.51 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	10,788,134	46,744,889

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 1,017,030 and 4,445,813 subject to possible redemption), respectively, as of March 31, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023	719	719
Additional paid-in capital	410,772	—
Accumulated deficit	(24,843,926)	(24,485,399)
Total Stockholders’ Deficit	(24,432,435)	(24,484,680)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$10,892,436	$47,004,462

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2024	2023

General and administrative expenses	$1,545,279	$828,626
Loss from operations	(1,545,279)	(828,626)

Other (loss) income:
Change in fair value of warrant liabilities	(2,262,500)	(2,610,000)
Gain from forgiveness of deferred underwriting commissions	184,844	—
Non-redemption consideration	(763,446)	—
Interest Expense - Promissory Note	(33,736)	—
Interest earned on cash and investments held in Trust Account	232,724	2,199,882
Total other (loss) income, net	(2,642,114)	(410,118)

Loss before provision for income taxes	(4,187,393)	(1,238,744)
Provision for income taxes	(48,790)	(455,948)
Net loss	$(4,236,183)	$(1,694,692)

Weighted average shares outstanding, Class A common stock	2,373,472	21,188,697

Basic and diluted net loss per share, Class A common stock	$(0.44)	$(0.06)

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Basic and diluted net loss per share, Class B common stock	$(0.44)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024 (audited)	—	$—	7,187,500	$719	$—	$(24,485,399)	$(24,484,680)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(352,674)	—	(352,674)
Reduction of Deferred Underwriting Fee	—	—	—	—	—	3,877,656	3,877,656
Consideration for non-redemption agreement	—	—	—	—	763,446	—	763,446
Net loss	—	—	—	—	—	(4,236,183)	(4,236,183)
Balance – March 31, 2024 (unaudited)	—	$—	7,187,500	$719	$410,772	$(24,843,926)	$(24,432,435)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023 (audited)	—	$—	7,187,500	$719	$—	$(12,477,730)	$(12,477,011)
Accretion of Class A common Stock Subject to Redemption	—	—	—	—	—	(2,355,234)	(2,355,234)
Net loss	—	—	—	—	—	(1,694,692)	(1,694,692)
Balance – March 31, 2023 (unaudited)	—	$—	7,187,500	$719	$—	$(16,527,656)	$(16,526,937)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,236,183)	$(1,694,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Reduction of Deferred Underwriting Fee	(184,844)	—
Non-redemption consideration	763,446	—
Interest earned on investments held in Trust Account	(232,724)	(2,199,882)
Change in fair value of warrant liabilities	2,262,500	2,610,000
Changes in operating assets and liabilities:
Prepaid expenses	(12,431)	(67,799)
Prepaid income taxes	48,790	—
Accrued expenses	1,382,484	438,394
Income tax payable	—	455,948
Net cash used in operating activities	(208,962)	(458,031)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(160,000)	(640,000)
Cash withdrawn from Trust Account for payment of franchise tax obligations	40,050	40,050
Cash withdrawn from Trust Account in connection with redemptions	36,309,429	247,259,068
Net cash provided by investing activities	36,189,479	246,659,118

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	50,000	—
Proceeds from non-convertible promissory note – related party	—	1,140,000
Proceeds from convertible promissory note – related party	160,000	—
Redemption of common stock	(36,309,429)	(247,259,068)
Net cash used in financing activities	(36,099,429)	(246,119,068)

Net Change in Cash	(118,912)	82,019
Cash – Beginning of the period	145,669	145,980
Cash – End of the period	$26,757	$227,999

Non-Cash investing and financing activities:
Reduction of deferred underwriting fees	$3,877,656	$—
Non-redemption consideration	$763,446	$—

Supplementary cash flow information:
Cash paid for income taxes	$—	$367,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

iLearningEngines, Inc. formerly known as Arrowroot Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 5, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, including activities in connection with the Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash held in the Trust Account (as defined below).

Financing

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

Trust Account

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Operations Prior to Business Combination with iLearningEngines Holdings Inc.

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to extend the period of time for which the Company is required to consummate a Business Combination from March 4, 2023 (the “Original Termination Date”) to July 6, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the date (the “Termination Date”) to consummate an initial business combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”) if requested by the Arrowroot Acquisition LLC (the “Sponsor”), and upon five days’ advance notice prior to the applicable Termination Date, until February 4, 2024 (each, an “Additional Charter Extension Date”) for a total of up to eleven months after the Original Termination Date, unless the closing of an initial Business Combination shall have occurred prior thereto (the “Extension”, such extension deadline, the “Extension Date”, and such proposal, the “Extension Proposal”). In connection with the Extension, shareholders holding 24,304,187 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account at a redemption price of approximately $10.17 per share. As a result, following the Special Meeting, approximately $247,259,068 in cash was removed from the Trust Account to pay such holders.

The Company approved an additional draw of an aggregate of $160,000 pursuant to the Third Promissory Note, which Extension Funds were deposited into the Company’s Trust Account for its public stockholders, on January 5, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from January 6, 2024 to February 6, 2024 (the “Seventh Extension”). The Seventh Extension is the final of seven one-month extensions permitted under the Company’s Certificate of Incorporation and provides the Company with additional time to complete its initial business combination.

On January 8, 2024, the Company received a notice (the “Annual Meeting Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 22, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. The Company submitted a plan to regain compliance on February 22, 2024. While the compliance plan was pending, the Company’s securities continued to trade on Nasdaq. In connection with the closing of the Business Combination, Arrowroot Acquisition Corp. (NASDAQ: ARRW) changed its name to “iLearningEngines, Inc.” and is listed on the NASDAQ under the new ticker symbol “AILE”.

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to the Company’s Certificate of Incorporation, as amended, (the “Charter Amendment”), to extend the Termination Date from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by the Company, the “Subsequent Extension Date”), by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”). The stockholders of the Company approved the Subsequent Extension Proposal at the Extension Special Meeting and on February 2, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

On February 2, 2024, the Company entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”) with a certain public stockholder of the Company (the “Public Stockholder”) eligible to redeem its shares of the Company’s Class A common stock at the Company’s Extension Special Meeting. Pursuant to the Non-Redemption Agreement, the Public Stockholder agreed not to request redemption of 410,456 shares of Class A Common Stock (the “Non-Redeemed Shares”) in connection with the Extension Special Meeting. In consideration of the Public Stockholder entering into the Non-Redemption Agreement, immediately following the closing of Arrowroot’s initial business combination, the Sponsor agreed to forfeit 82,091 shares of Class B common stock (the “Class B Common Stock”), or 41,046 shares of Class B Common Stock in the event the initial business combination is consummated in February 2024, (“Forfeited Shares”). Pursuant to the terms of the Non-Redemption Agreement, Arrowroot agreed to issue to the Public Stockholder and the Public Stockholder agreed to acquire from Arrowroot, a number of newly-issued shares of common stock promptly following the consummation of Arrowroot’s initial business combination. As a result, the Company recorded $9.30 per share or $763,446 as an expense with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Business Combination

On April 27, 2023, the Company (formerly known as Arrowroot Acquisition Corp.) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Arrowroot Acquisition Corp. (“Merger Sub”), and iLearningEngines Inc., a Delaware corporation (“Legacy iLearningEngines”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement:

(i)	at the closing of the Business Combination (the “Closing”), in accordance with the Delaware General Corporation Law, as amended (“DGCL”), Merger Sub will merge with and into Legacy iLearningEngines, the separate corporate existence of Merger Sub will cease and Legacy iLearningEngines will be the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of the Company (the “Merger”); and

(ii)	as a result of the Merger, among other things, the outstanding shares of common stock of iLearningEngines (other than shares subject to Legacy Legacy iLearningEngines equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of common stock of the Surviving Corporation equal to (x) the sum of (i) the Base Purchase Price (as defined below), minus (ii) the dollar value of the Company Incentive Amount (as defined below), plus (iii) the aggregate exercise price of the Company Warrants (as defined in the Merger Agreement) that are issued and outstanding immediately prior to the Effective Time, minus (iv) the aggregate amount of Note Balance (as defined in the Merger Agreement) divided by (y) $10.00. The “Base Purchase Price” means an amount equal to $1,285,000,000. The “Company Incentive Amount” means (x) the number of shares of the Company Class A Common Stock issuable to Legacy iLearningEngines securityholders (excluding, for the avoidance of doubt, the holders of Company Convertible Notes) at the Closing which Legacy iLearningEngines and the Company agree, at least two (2) business days prior to the Closing, to issue to certain private placement investors and non-redeeming stockholders (which amount will equal 82.03125% of all such shares issued to such investors and non-redeeming stockholders, with the remainder being contributed by the Sponsor), multiplied by (y) $10.00.

The Board of Directors of the Company (the “Board”) has (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and Legacy iLearningEngines, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iv) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, (v) that the Company have at least $5,000,001 of net tangible assets upon Closing and (vi) receipt of approval for listing on Nasdaq the shares of common stock of the Surviving Corporation to be issued in connection with the Merger.

Other conditions to the Company’s obligations to consummate the Merger include, among others, that as of the Closing, (i) Legacy iLearningEngines shall have performed all covenants in all material respects and (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing.

Other conditions to Legacy iLearningEngines’ obligations to consummate the Merger include, among others, that as of the Closing, (i) the Company shall have performed all covenants in all material respects (ii) no Acquiror Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and (iii) the amount of cash available in the Trust Account into which substantially all of the proceeds of the Company’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders, together with the proceeds of certain private placement investments in the Company or Legacy iLearningEngines prior to closing and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain the Company transaction expenses, is at least equal to or greater than $100,000,000.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not solicit, initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Legacy iLearningEngines to prepare and deliver to the Company certain audited and unaudited condensed consolidated financial statements of Legacy iLearningEngines, (iv) the Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of the Company’s stockholders of certain proposals regarding the Business Combination and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

On April 16, 2024, Arrowroot Acquisition Corp. (now known as iLearningEngines, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced Business Combination pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of April 27, 2023, by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. (“Merger Sub”), and Legacy iLearningEngines. Merger Sub merged with and into Legacy iLearningEngines with the separate corporate existence of Merger Sub ceasing and Legacy iLearningEngines surviving the merger as a wholly owned subsidiary of the Company. In connection with the closing of the Business Combination, Arrowroot Acquisition Corp. changed its name to iLearningEngines, Inc. See the Form 8-K, filed with the SEC on April 22, 2024, for additional information.

Liquidity and Going Concern

On December 29, 2021, the Company issued an unsecured convertible promissory note (the “First Promissory Note”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. Upon issuance, $750,000 was drawn down on the note with an additional $200,000 drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note. Following this drawdown, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of March 31, 2024 and December 31, 2023, $1,500,000 were outstanding under this First Promissory Note.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of March 31, 2024 and December 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2024 and December 31, 2023, the Company had $480,000 and $1,600,000 outstanding balance under this Third Promissory Note, respectively. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination.  In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company had a $750,000 and $1,200,000 principal outstanding under this Fourth Promissory Note, respectively. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

Notwithstanding the original terms of the Promissory Notes, the Company and Legacy iLearningEngines agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000 then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

As of March 31, 2024, the Company had $26,757 of cash held outside its Trust Account for use as working capital, $10,788,134 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $14,359,935. As of March 31, 2024, $215,214 of the deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. For the three months ended March 31, 2024, the Company withdrew an aggregate amount of $40,050 to pay income and franchise taxes and $36,309,429 in connection with redemption. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that as a result of the closing of the business combination, there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, as such the going concern has been alleviated.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

Prior to the Special Meeting, the Company’s portfolio of cash and investments held in Trust Account was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In connection with the Special Meeting, the Company liquidated its portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the unaudited condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,392,714, of which $760,022 was allocated to the warrant liabilities and charged to the unaudited condensed consolidated statements of operations.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(13,081,250)
Class A common stock issuance costs	(15,632,692)
Plus:
Remeasurement of carrying value to redemption value	31,531,449
Class A common stock subject to possible redemption at December 31, 2022	290,317,507
Less:
Redemption	(247,259,068)
Plus:
Remeasurement of carrying value to redemption value	3,686,450
Class A common stock subject to possible redemption at December 31, 2023	$46,744,889
Less:
Redemption	(36,309,429)
Plus:
Remeasurement of carrying value to redemption value	352,674
Class A common stock subject to possible redemption at March 31, 2024	$10,788,134

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 1.17% and (562.16%) for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value in warrant liability, the fair value in convertible promissory notes and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 22,625,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(1,051,615)	$(3,184,568)	$(1,265,438)	$(429,254)
Denominator:
Basic weighted average shares outstanding	2,373,472	7,187,500	21,188,697	7,187,500

Basic net loss per common share	$(0.44)	$(0.44)	$(0.06)	$(0.06)

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted ASU 2020-06. The adoption of ASU-2020-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,250,000 Private Placement Warrants, at a price of $1.00 per warrant, or $8,250,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants would expire worthless.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $20,000 per month for office space, secretarial, and administrative support services. For the three months ended March 31, 2024, the Company incurred $60,000 in fees for these services. For the three months ended March 31, 2023, the Company incurred and paid $60,000 in fees for these services. There were $60,000 and $0 of fees outstanding for these services as of March 31, 2024 and December 31, 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon completion of the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination had not closed, the Company could use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of March 31, 2024 and December 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note, respectively.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2024 and December 31, 2023, the Company had a $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. Upon completion of the Business Combination, the Company would, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company had not completed an initial Business Combination by the Subsequent Charter Extension Date, such promissory note would be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note in the principal amount of $2,000,000 in favor of the Sponsor (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”), of which $700,000 was funded by the Sponsor upon execution of the Note. On September 27, 2023, the Company drew down an additional amount of $500,000 pursuant to the terms of the Fourth Promissory Note, after which $1,200,000 was outstanding under the Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024. There remains $750,000 available under the Note for future drawdowns. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial business combination or the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Fourth Promissory Note is not convertible into Working Capital Warrants or any other security. In the event that the Company had not consummated an initial business combination, the Fourth Promissory Note would be repaid only from funds held outside of the Trust Account established in connection with the Company’s initial public offering or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company had a $480,000 and $1,200,000 outstanding balance under this Fourth Promissory Note. As of March 31, 2024 and December 31, 2023, the Company incurred $33,736 and $89,408 of interest expense, respectively, which is included in Accrued Expenses on the balance sheet. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

Notwithstanding the original terms the Promissory Notes, the Company and Legacy iLearningEngines agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000, then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Third Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company had not consummated an initial business combination, the Third Promissory Note would be repaid only from funds remaining outside of the Company’s Trust Account, if any, or will be forfeited, eliminated, or otherwise forgiven. Up to $1,760,000 of the total principal amount of the Third Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Lender at the time of the initial public offering of the Company.

In the event that the Company had not consummated an initial business combination, the Note would be repaid only from funds remaining outside of the Company’s Trust Account, if any, or will be forfeited, eliminated, or otherwise forgiven. Up to $1,760,000 of the total principal amount of the Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Lender at the time of the initial public offering of the Company.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Pursuant to the terms of the Merger Agreement by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and Legacy iLearningEngines, at closing Arrowroot Acquisition LLC elected to settle $500,000 of the Acquiror Transaction Expenses (as defined in the Agreement) in cash and convert the balance of the Acquiror Transaction Expenses into shares of common stock of the New iLearningEngines (“New iLearningEngines Common Stock”).

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

Upon closing of the Business Combination, the Company agreed to pay $246,000 and shares of iLearningEngines have been issued as repayment for the Forward Purchase Agreement.

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On March 27, 2024, the Company signed a fee reduction agreement with Cantor Fitzgerald in which the underwriters forfeited 40.37% of the deferred underwriting commissions resulting in a reduction of $4,062,500 with a remaining $6,000,000 that is deferred and payable upon the business combination. The reduction of the $4,062,500 resulted in a gain from forgiveness of deferred underwriting commissions of $184,844 recorded as reduction of underwriting fee payable on the income statement and $3,877,656 was recorded to accumulated deficit.

Merger Agreement

As described in greater detail in Note 1, on April 27, 2023, the Company entered into the Merger Agreement.

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement):

(i)	At the Closing, in accordance with the DGCL, Merger Sub will merge with and into Legacy iLearningEngines, the separate corporate existence of Merger Sub will cease and Legacy iLearningEngines will be the surviving corporation and a wholly owned subsidiary of the Company; and

(ii)	as a result of the Merger, among other things, the outstanding shares of common stock of iLearningEngines (other than shares subject to Legacy iLearningEngines equity awards, treasury shares and dissenting shares) will be cancelled in exchange for the right to receive a number of shares of common stock of the Surviving Corporation equal to (x) the sum of (i) the Base Purchase Price (as defined below), minus (ii) the dollar value of the Company Incentive Amount (as defined below), plus (iii) the aggregate exercise price of the Company Warrants (as defined in the Merger Agreement) that are issued and outstanding immediately prior to the Effective Time, minus (iv) the aggregate amount of Note Balance (as defined in the Company Convertible Notes (as defined in the Merger Agreement)) divided by (y) $10.00. The “Base Purchase Price” means an amount equal to $1,285,000,000. The “Company Incentive Amount” means (x) the number of shares of the Company Class A Common Stock issuable to Legacy iLearningEngines securityholders (excluding, for the avoidance of doubt, the holders of Company Convertible Notes) at the Closing which Legacy iLearningEngines and the Company agree, at least two (2) business days prior to the Closing, to issue to certain private placement investors and non-redeeming stockholders (which amount will equal 82.03125% of all such shares issued to such investors and non-redeeming stockholders, with the remainder being contributed by the Sponsor), multiplied by (y) $10.00.

The Board has (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company. The consummation of the Business Combination is subject to certain conditions as further described in the Merger Agreement.

Sponsor Support Agreement

On April 27, 2023, concurrently with the execution of the Merger Agreement, the Company and Legacy iLearningEngines entered into an agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of the Company common stock in favor of the Business Combination, (ii) discharge any Excess Transaction Expenses (as defined in the Merger Agreement) by payment in cash or elect, at the option of Sponsor, to have the Company discharge any Excess Transaction Expenses by payment in cash against a corresponding cancellation of shares of the Company common stock held by Sponsor (or any combination thereof), (iii) loan all amounts contemplated by the proxy statement filed by the Company on or about February 13, 2023, pursuant to which the Company stockholders approved the extension of the deadline by which the Company must complete its Business Combination to July 6, 2023, including any amounts required in connection with any additional extension of such deadline, (iv) contribute the Sponsor Incentive Shares (as defined in the Merger Agreement), (v) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B common stock of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (vi) agree to be bound by any restrictions on transfer set forth in the Company’s bylaws, in each case, on the terms and subject to the conditions set forth therein.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, the value of the Forward Purchase Agreement was $1,500,000. Upon closing of the Business Combination, the Company agreed to pay $246,000, and shares of New iLearningEngines Common Stock have been issued as repayment for the Forward Purchase Agreement.

BTIG Fee Agreement

On July 25, 2023, BTIG, LLC (“BTIG”) and the Company entered into a letter agreement (the “BTIG Engagement Letter”) pursuant to which the Company engaged BTIG as a capital markets advisor in connection with the Business Combination.

On March 27, 2024, the Company and BTIG amended the BTIG Engagement Letter (the “BTIG Amendment”), pursuant to which, in lieu of payment in cash of the full amount of any advisory fees or other fees and expenses owed under the BTIG Engagement Letter, the Company agreed to issue shares of New iLearningEngines Common Stock in an aggregate amount of approximately $3 million along with approximately $53,000 of expenses.

The number of BTIG Fee Shares to be so issued, transferred and delivered to BTIG in satisfaction of the Success Fee shall be equal to the greater of (a) the dollar amount of the Success Fee (less any portion of the Success Fee previously paid in cash, if any) divided by $10.00 and (b) the quotient obtained by dividing (x) the dollar amount of the Success Fee (less any portion of the Success Fee previously paid in cash, if any) by (y) the VWAP (as defined herein) of the New Common Stock over the seven (7) Trading Days immediately preceding the Initial Filing Date.

Goodwin Agreement

On March 25, 2024, Goodwin Proctor LLP (“Goodwin”) and the Company entered into an agreement pursuant to which the Company will pay $2,000,000 upon closing of the Business Combination and another $1,000,000 as a deferred payment before July 31, 2024. As of March 31, 2024 and December 31, 2023, the Company accrued $2,718,385 and $1,907,277, respectively.

Cooley Fee Agreement

On October 20, 2020, Cooley LLP and Arrowroot entered into a letter agreement (the “Cooley Engagement Letter”) pursuant to which Arrowroot engaged Cooley as a law firm in connection with the Business Combination. On March 27, 2024, Cooley and Arrowroot amended the Cooley Engagement Letter (the “Cooley Amendment”), to provide that, Arrowroot will pay to Cooley $2,000,000 in legal fees (the “Cooley Deferred Law Fee”) in the form of a certain number of shares (the “Cooley Fee Shares”). The Cooley Fee Shares will be issued in the form of shares of New iLearningEngines Common Stock (as defined below) in an amount of shares equal to the greater of (i) $2,000,000, divided by $10.00 and (ii) the quotient obtained by dividing (x) $2,000,000 by (y) the VWAP (as defined in the Cooley Amendment) of New iLearningEngines Common Stock over the seven (7) trading days immediately prior to the initial filing of the Resale Registration Statement (as defined in the Cooley Amendment). Under the Cooley Amendment, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement. As of March 31, 2024 and December 31, 2023, the Company accrued $1,205,451 and $1,187,272, respectively.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,017,030 and 4,445,813 shares of Class A common stock issued and outstanding, respectively, which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2024 and December 31, 2023, there were 14,375,000 Public Warrants outstanding. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the initial public offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, there were 8,250,000 Private Placement Warrants outstanding. Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, assets held in the Trust Account were comprised of $10,788,134 in cash. As of December 31, 2023, assets held in the Trust Account were comprised of $46,744,889 in cash. During the three months ended March 31, 2024, the Company withdrew an amount of $40,050 in interest income from the Trust Account to pay franchise and income taxes and $36,309,429 in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Cash and investments held in Trust Account	1	$10,788,134	$46,744,889

Liabilities:
Warrant Liabilities – Public Warrants	1	$2,587,500	$1,150,000
Warrant Liabilities – Private Placement Warrants	3	$1,485,000	$660,000
Forward Purchase Agreement	3	$1,500,000	$1,500,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying unaudited condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

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

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Forward Purchase Agreement is measured at 2,500,000 shares at a price of $0.60 per share. This is considered to be a Level 3 fair value measurement as the price is based on a contractual amount which is not based on an observable input that reflects quoted prices.

The key inputs into the modified Black Scholes model for the Level 3 Warrants were as follows:

Input	March 31, 2024	December 31, 2023
Market price of public shares	$10.85	$10.47
Risk-free rate	4.21%	3.81%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Volatility	0.0%	0.0%
Term to expiration (years)	0.04	0.25

The following tables present the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2024	$660,000
Change in fair value	825,000
Fair value as of March 31, 2024	$1,485,000

Private Placement Warrants
Fair value as of January 1, 2023	$40,000
Change in fair value	950,000
Fair value as of March 31, 2023	$990,000

Transfers to/from Levels 1, 2 or 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 during the period ended March 31, 2024 and December 31, 2023.

There was no change in the fair value of the Forward Purchase Agreement as of March 31, 2024 and December 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On April 16, 2024 (the “Closing Date”), as contemplated in the Merger Agreement the Company consummated the merger transactions contemplated by the Merger Agreement, following the approval by Arrowroot’s stockholders at a special meeting of stockholders held on April 1, 2024 (the “ARRW Stockholder Meeting”), whereby Merger Sub merged with and into Legacy iLearningEngines with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

The Business Combination is being accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, although the Company issued shares for outstanding equity interests of Legacy iLearningEngines in the business combination, Arrowroot is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination is treated as the equivalent of the Company issuing stock for the net assets of Arrowroot, accompanied by a recapitalization. The net assets of Arrowroot is stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the business combination will be those of the Company.

In connection with the closing of the business combination, Arrowroot Acquisition Corp. (NASDAQ: ARRW) changed its name to “iLearningEngines, Inc.” and is listed on the NASDAQ under the new ticker symbol “AILE”.

As a result of the Merger and upon the Closing, among other things, (1) each share of Legacy iLearningEngines Common Stock issued and outstanding as of immediately prior to the Closing was exchanged for the right to receive the number of shares of common stock, par value $0.0001 per share, of New iLearningEngines equal to the exchange ratio of 0.8061480 (the “Exchange Ratio”) for an aggregate of 77,242,379 shares of New iLearningEngines Common Stock; (2) each share of Legacy iLearningEngines Common Stock held in the treasury of Legacy iLearningEngines was cancelled without any conversion thereof and no payment or distribution was or will be made with respect thereto; (3) each Vested RSU was cancelled and converted into the right to receive, subject to settlement and delivery in accordance with the Legacy iLearningEngines equity incentive plan, a number of New iLearningEngines Common Stock equal to the Exchange Ratio, for an aggregate of 5,675,890 shares of New iLearningEngines Common Stock; (4) each Unvested RSU was cancelled and converted into the right to receive a number of restricted stock units issued by the New iLearningEngines equal to the Exchange Ratio (“New iLearningEngines Converted RSU Award”), with each New iLearningEngines Converted RSU Award subject to the same terms and conditions as were applicable to the original Legacy iLearningEngines restricted stock unit award, for an aggregate of 78,730 shares of New iLearningEngines Common Stock subject to New iLearningEngines RSU Awards; (5) each share of vested Legacy iLearningEngines restricted stock was converted into the right to receive a number of shares of New iLearningEngines Common Stock equal to the Exchange Ratio, for an aggregate of 290,447 shares of New iLearningEngines Common Stock; (6) each share of unvested Legacy iLearningEngines restricted stock was converted into the right to receive a number of restricted shares of New iLearningEngines Common Stock (“New iLearningEngines Converted Restricted Stock”) equal to the Exchange Ratio, with substantially the same terms and conditions as were applicable to such unvested Legacy iLearningEngines restricted stock immediately prior to the Effective Time, which shares will be restricted subject to vesting on the books and records of Legacy iLearningEngines, for an aggregate of 32,151,912 shares of New iLearningEngines Converted Restricted Stock; and (7) each Convertible Note (as defined below) was converted into the right to receive a number of shares of New iLearningEngines Common Stock equal to the Note Balance (as defined in the Convertible Notes), divided by $10.00, for an aggregate of 13,060,608 shares of New iLearningEngines Common Stock.

In connection with the ARRW Stockholder Meeting (and related postponements) and the Business Combination, the holders of an aggregate of 460,114 shares of Arrowroot’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $4.8 million. Upon the Closing, the Company received approximately $52.7 million in gross proceeds, comprising approximately $5.9 million from the Arrowroot trust account, approximately $17.4 million from the 2023 Convertible Notes (as defined below) and approximately $29.4 million from the 2024 Convertible Notes (as defined below).

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On April 16, 2024, upon the filing of New iLearningEngines’ Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), each outstanding share of Arrowroot’s Class A Common Stock and Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) was redesignated into one validly issued, fully paid and non-assessable share of New iLearningEngines Common Stock. In addition, at the Closing, Arrowroot instructed its transfer agent to separate its public units into their component securities, and, as a result, Arrowroot’s public units no longer trade as a separate security and were delisted from The Nasdaq Stock Market LLC (“Nasdaq”).

After giving effect to the Business Combination and the conversion of each Convertible Note, there (i) were 134,970,114 issued and outstanding shares of New iLearningEngines Common Stock, consisting of the following: (a) 77,242,379 shares issued to holders of Legacy iLearningEngines common stock immediately prior to the Effective Time; (b) 32,442,359 shares issued to holders of Legacy iLearningEngines restricted stock awards immediately prior to the Effective Time; (c) 13,060,608 shares issued to the holders of convertible notes immediately prior to the Effective Time; (d) 556,886 shares held by former Arrowroot Class A Common Stockholders; (e) 6,705,409 shares held by former Arrowroot Class B Common Stockholders; (f) an aggregate of 4,419,998 shares issued to Venture Lending & Leasing IX, Inc. (“Venture Lending”) and WTI Fund X, Inc. (“WTI Fund X” and together with Venture Lending, the “Lenders”) pursuant to the Second Omnibus Amendment to Loan Documents with In2vate, L.L.C. and the Lenders; (g) an aggregate of 82,091 shares issued to certain investors pursuant to a non-redemption agreement with certain investors; and (h) an aggregate of 460,384 shares issued to the Sponsor; and (ii) warrants to purchase 22,624,975 shares of New iLearningEngines Common Stock, consisting of 14,374,975 public warrants, each exercisable for one share of New iLearningEngines Common Stock at a price of $11.50 per share, and 8,250,000 private warrants, each exercisable for one share of New iLearningEngines Common Stock at a price of $11.50 per share.

The Company negotiated concessions on accounts payable to other third-party vendors in several forms. The form of concessions include: (1) providing a discount to the total amount payable, (2) the option to settle certain payables in common stock, and (3) entering into a deferred payment agreement for certain payables. The concessions became effective on the Closing Date.

2023 Convertible Notes

Prior to the Closing, on April 27, 2023, Legacy iLearningEngines entered into a convertible note purchase agreement (the “2023 Convertible Note Purchase Agreement”), with certain investors (collectively, with all investors who may become party to the 2023 Convertible Note Purchase Agreement thereafter, the “2023 Convertible Note Investors”), pursuant to which, among other things, Legacy iLearningEngines issued and sold to the 2023 Convertible Note Investors convertible notes due in October 2025 (“2023 Convertible Notes”) with aggregate principal amount of $17,400,000, including to affiliates of the Sponsor. Each 2023 Convertible Note accrued interest at a rate of (i) 15% per annum until the aggregate accrued interest thereunder equals 25% of the principal amount of such note, and (ii) 8% per annum thereafter. Immediately prior to the consummation of the Business Combination, each 2023 Convertible Note automatically converted into 4,971,076 shares of Legacy iLearningEngines thereby entitling the holder thereof to receive, in connection with the consummation of the Business Combination, a number of shares New iLearningEngines Common Stock (rounded down to the nearest whole share) equal to (i) 2.75, multiplied by the outstanding principal under such 2023 Convertible Note, plus all accrued and unpaid interest thereon, divided by (ii) $10.00. A description of the 2023 Convertible Notes is included in the Proxy Statement/Prospectus in the section entitled “Certain Arrowroot Relationships and Related Party Transactions  —  Promissory Notes” beginning on page 261 of the Proxy Statement/Prospectus, which is incorporated herein by reference.

ILEARNINGENGINES, INC.

(FORMERLY KNOWN AS ARROWROOT ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

2024 Convertible Notes

In addition, on March 21, 2024, Legacy iLearningEngines entered into the 2024 convertible note purchase agreement (the “2024 Convertible Note Purchase Agreement”) with an investor (the “March Investor”), pursuant to which, among other things, Legacy iLearningEngines issued and sold a 2024 Convertible Note to the March Investor with an aggregate principal amount of $700,000. On April 16, 2024, Legacy iLearningEngines entered into the 2024 Convertible Note Purchase Agreement with certain investors (collectively, the “April Investors” and, together with the March Investor, the “2024 Convertible Note Investors”), pursuant to which, among other things, Legacy iLearningEngines issued and sold to the April Investors convertible notes due in October 2026 (“2024 Convertible Notes”) with an aggregate principal amount of $28,714,500. Each 2024 Convertible Note accrued interest at a rate of (i) 15% per annum until the aggregate accrued interest thereunder equals 25% of the principal amount of such note, and (ii) 8% per annum thereafter. Immediately prior to the consummation of the Business Combination, each 2024 Convertible Note automatically converted into shares of Legacy iLearningEngines thereby entitling the holder thereof to receive, in connection with the consummation of the Business Combination, a number of shares New iLearningEngines Common Stock (rounded down to the nearest whole share) equal to (i) 2.75, multiplied by the outstanding principal under such Convertible Note, plus all accrued and unpaid interest thereon, divided by (ii) $10.00. The price per share at which the Principal (as defined in the 2024 Convertible Notes), together with accrued but unpaid interest, on each 2024 Convertible Note converts into Incentive Shares (as defined in the 2024 Convertible Note Purchase Agreement) is referred to as the “Conversion Price” herein.

Revolving Loan Agreement

On April 17, 2024 (the “Loan Closing Date”), Legacy iLearningEngines entered into a Loan and Security Agreement (the “Revolving Loan Agreement”), by and among Legacy iLearningEngines as borrower (“Borrower”), the lenders party thereto (the “Lenders”) and East West Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Revolving Loan Agreement provides for (i) a revolving credit facility in an aggregate principal amount of up to $40.0 million and (ii) an uncommitted accordion facility allowing the Borrower to increase the revolving commitments by an additional principal amount of $20.0 at Borrower’s option and upon Agent’s approval (collectively, the “Revolving Loans”). Borrower drew $40.0 million in Revolving Loans on the Loan Closing Date, which was used (x) to repay in full Borrower’s existing indebtedness under the (i) Loan and Security Agreement, dated as of December 30, 2020, between Legacy iLearningEngines and Venture Lending & Leasing IX, Inc., (ii) Loan and Security Agreement, dated as of October 21, 2021, between Legacy iLearningEngines, and Venture Lending & Leasing IX, Inc. and WTI Fund X, Inc. and (iii) Loan and Security Agreement, dated as of October 31, 2023, between Legacy iLearningEngines and WTI Fund X, Inc. (the “WTI Loan Agreements”) and which will be used for (y) for general corporate purposes.

The obligations under the Revolving Loan Agreement are secured by a perfected security interest in substantially all of the Borrower’s assets except for certain customary excluded property pursuant to the terms of the Revolving Loan Agreement. On the Loan Closing Date, the Company and In2Vate, L.L.C., an Oklahoma limited liability company (the “Guarantors”) and wholly-owned subsidiary of Legacy iLearningEngines entered into a Guaranty and Suretyship Agreement (the “Guaranty”) with the Agent, pursuant to which the Guarantors provided a guaranty of Borrower’s obligations under the Revolving Loan Agreement and provided a security interest in substantially all of the Guarantors’ assets except for certain customary excluded property pursuant to the terms of the Guaranty.

The interest rate applicable to the Revolving Loans is Adjusted Term SOFR (with an interest period of 1 or 3 months at the Borrower’s option) plus 3.50% per annum, subject to an Adjusted Term SOFR floor of 4.00%.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Such statements include, but are not limited to, possible Business Combination, including our Proposed Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses

On February 28, 2023, the Company’s stockholders held a special meeting (the “Special Meeting”) where the date by which we have to consummate an initial business combination (as described in Note 1) was extended from March 4, 2023 to the Extension Date (as defined below). In connection with the extension vote, 24,304,187 Class A common stock were redeemed for an aggregate redemption amount of approximately $247,259,068. After the satisfaction of such redemptions, the balance in our trust account (the “Trust Account”) was $45,229,556. The balance in the Trust Account as of March 31, 2024 was $10,788,134.

On February 2, 2024, the Company held a special meeting of stockholders (the “Extension Special Meeting”) to approve an amendment to Arrowroot’s amended and restated certificate of incorporation, as amended, (the “Charter Amendment”) to extend the date (the “Termination Date”) from February 4, 2024 to March 6, 2024 (the “Initial Subsequent Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to five times by an additional one month each time after the Initial Subsequent Charter Extension Date (the Initial Subsequent Charter Extension Date, as further extended by Arrowroot, the “Subsequent Extension Date”), by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until August 6, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Subsequent Extension Proposal”). The stockholders of the Company approved the Subsequent Extension Proposal at the Extension Special Meeting and on February 2, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

On February 2, 2024, the Company entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”) with a certain public stockholder of the Company (the “Public Stockholder”) eligible to redeem its shares of the Company’s Class A common stock at the Company’s Extension Special Meeting. Pursuant to the Non-Redemption Agreement, the Public Stockholder agreed not to request redemption of 410,456 shares of Class A Common Stock (the “Non-Redeemed Shares”) in connection with the Extension Special Meeting. In consideration of the Public Stockholder entering into the Non-Redemption Agreement, immediately following the closing of Arrowroot’s initial business combination, the Sponsor agreed to forfeit 82,091 shares of Class B common stock (the “Class B Common Stock”), or 41,046 shares of Class B Common Stock in the event the initial business combination is consummated in February 2024, (“Forfeited Shares”). Pursuant to the terms of the Non-Redemption Agreement, Arrowroot agreed to issue to the Public Stockholder and the Public Stockholder agreed to acquire from Arrowroot, a number of newly-issued shares of common stock promptly following the consummation of Arrowroot’s initial business combination.

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

As described in greater detail in Note 1 - Description of Organization and Business Operations to the notes to the financial statements included herein, on April 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and iLearningEngines Inc., a Delaware corporation (“Legacy iLearningEngines”) (the “Business Combination”).

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

Upon closing of the Business Combination, the Company agreed to pay $246,000 and shares of New iLearningEngines have been issued as repayment for the Forward Purchase Agreement.

Consummated Business Combination

On April 16, 2024, we consummated the previously announced Business Combination pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of April 27, 2023, by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. (“Merger Sub”), and Legacy iLearningEngines. Merger Sub merged with and into Legacy iLearningEngines with the separate corporate existence of Merger Sub ceasing and Legacy iLearningEngines surviving the merger as a wholly owned subsidiary of the Company. In connection with the closing of the Business Combination, we changed its name to iLearningEngines, Inc. See the Form 8-K, filed with the SEC on April 22, 2024, for additional information.

Unless specifically stated, this Quarterly Report does not give effect to the Business Combination and does not contain the risks associated with the Business Combination.

Results of Operations

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination, including in connection with the Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $4,236,183, which consists of loss of $2,262,500 derived from the changes in fair value of the warrant liabilities, general and administrative expenses of $1,545,279, expense for non-redemption consideration of $763,446, interest expense – promissory note of $33,736 and provision for income tax of $48,790, offset by interest income earned on cash and investments held in the Trust Account of $232,724, and reduction of deferred underwriting fee of $184,844.

For the three months ended March 31, 2023, we had net loss of $1,694,692, which consists of general and administrative costs of $828,626, provision for income taxes of $455,948 and loss of $2,610,000 derived from changes in fair value of the warrant liabilities, offset by interest income earned on investments held in the Trust Account of $2,199,882.

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

For the three months ended March 31, 2024, cash used in operating activities was $208,962. Net loss of $4,236,183 was affected by income related to the change in fair value of the warrant liabilities of $2,262,500, non-redemption consideration of $763,446, $184,844 of reduction of deferred underwriting fee, and interest earned on cash held in the Trust Account of $232,724. Net changes in operating assets and liabilities provided $1,418,843 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $458,031. Net loss of $1,694,692 was affected by income related to the change in fair value of the warrant liabilities of $2,610,000 and interest earned on marketable securities held in the Trust Account of $2,199,882. Net changes in operating assets and liabilities provided $826,543 of cash for operating activities.

As of March 31, 2024, we had cash held in the Trust Account of $10,788,134 (including $215,214 of interest). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we withdrew an amount of $40,050 interest earned from the Trust Account to pay franchise and income taxes and $36,309,429 in connection with redemption.

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

As of March 31, 2024, we had cash of $26,757. If we do not complete the Business Combination, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination (which we currently anticipate will be the Business Combination).

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

On December 29, 2021, the Company issued an unsecured promissory note (the “First Promissory Note”) in the principal amount of up to $1,500,000 to its Sponsor, of which $750,000 was funded by the Sponsor upon execution of the First Promissory Note and an additional amount of $200,000 was drawn down on March 17, 2022. On April 21, 2022, the Company drew down the remaining $550,000 pursuant to the terms of the First Promissory Note issued on December 29, 2021. Following this drawdown, the full $1,500,000 available under the First Promissory Note was outstanding. There are no remaining funds available under the First Promissory Note for future drawdowns. As of March 31, 2024 and December 31, 2023, $1,500,000 were outstanding under this First Promissory Note.

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

On February 23, 2023, the Company issued an unsecured promissory note in the principal amount of $500,000 in favor of the Sponsor (the “Second Promissory Note”), which was funded in full by the Sponsor upon execution of the Second Promissory Note. The Second Promissory Note is not convertible into Working Capital Warrants or any other security pursuant to its terms. As of March 31, 2024 and December 31, 2023, the Company had $500,000 outstanding balance under this Second Promissory Note.

In connection with the approval by the Company’s stockholders of the Extension Date at the Special Meeting, the Sponsor issued to the Company an unsecured promissory note that matures upon the Company closing its initial Business Combination (the “Third Promissory Note”). Following the Extension Proposal being approved, the Sponsor funded $640,000 of the Third Promissory Note. Pursuant to the terms of the Third Promissory Note, on each Additional Charter Extension Date, the Sponsor must fund the lesser of (a) $160,000 or (b) $0.04 for each public share that is not redeemed in connection with the Special Meeting for an aggregate deposit of up to the lesser of (x) $1,120,000 or (y) $0.28 for each public share that is not redeemed in connection with the Special Meeting (if all seven additional monthly extensions are exercised). As of March 31, 2024 and December 31, 2023, the Company had $480,000 and $1,600,000 outstanding balance under this Third Promissory Note. Additionally, on January 5, 2024, the Company drew down an additional $160,000 pursuant to the Third Promissory Note. If the Company completes an initial Business Combination, the Company will, at the option of the Sponsor, repay the amounts loaned under the Third Promissory Note or convert a portion or all of the amounts loaned under such promissory note into warrants, which warrants will be identical to the private placement warrants issued in connection with the Company’s initial public offering. If the Company does not complete an initial Business Combination by the Subsequent Charter Extension Date, such promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On June 13, 2023, the Company issued an unsecured promissory note (the “Fourth Promissory Note” and together with the First Promissory Note, the Second Promissory Note and the Third Promissory Note, the “Promissory Notes”) in the principal amount of $2,000,000 to the Sponsor. The Fourth Promissory Note bears interest at 15% per annum and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate an initial Business Combination, the Fourth Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Promissory Note may be further drawn down from time to time prior to the Maturity Date upon request by the Company subject to the Sponsor’s approval. The Fourth Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Fourth Promissory Note and all other sums payable with regard to the Fourth Promissory Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company had $750,000 and $1,200,000 principal outstanding under this Fourth Promissory Note. An additional $50,000 was drawn on the Fourth Promissory Note on March 11, 2024.

All of the Company’s outstanding Promissory Notes are subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Promissory Notes and all other sums payable with regard to the promissory notes becoming immediately due and payable. However, notwithstanding the original terms the Promissory Notes, the Company and Legacy iLearningEngines agreed, pursuant to the Merger Agreement, that if the Closing occurs, the Sponsor will have the option for the principal and interest outstanding under the Promissory Notes to be repaid in cash or convert into common stock of the Surviving Corporation at a price per share equal to $10.00 per share at the Closing; provided, however, that to the extent the Acquiror Transaction Expenses (as defined in the Merger Agreement) exceed $30,000,000, then the Promissory Notes will be settled by the conversion of an amount equal to the lesser of (i) the principal and interest outstanding under the Promissory Notes and (ii) the Excess Transaction Expenses (as defined in the Merger Agreement) into common stock of the Surviving Corporation at a price per share equal to $10.00 per share.

Pursuant to the terms of the Merger Agreement by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and Legacy iLearningEngines, at closing Arrowroot Acquisition LLC elected to settle $500,000 of the Acquiror Transaction Expenses (as defined in the Agreement) in cash and convert the balance of the Acquiror Transaction Expenses into shares of common stock of New iLearningEngines.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that as a result of the closing of the Business Combination on April 16, 2024, there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, as such the going concern has been alleviated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 25, 2024, Goodwin Proctor LLP (“Goodwin”) and the Company entered into an agreement pursuant to which the Company will pay $2,000,000 upon closing of the Business Combination and another $1,000,000 as a deferred payment before July 31, 2024. As of March 31, 2024 and December 31, 2023, the Company accrued $2,718,385 and $1,907,277, respectively.

On October 20, 2020, Cooley LLP and Arrowroot entered into a letter agreement (the “Cooley Engagement Letter”) pursuant to which Arrowroot engaged Cooley as a law firm in connection with the Business Combination. On March 27, 2024, Cooley and Arrowroot amended the Cooley Engagement Letter (the “Cooley Amendment”), to provide that, Arrowroot will pay to Cooley $2,000,000 in legal fees (the “Cooley Deferred Law Fee”) in the form of a certain number of shares (the “Cooley Fee Shares”). The Cooley Fee Shares will be issued in the form of shares of New iLearningEngines Common Stock (as defined below) in an amount of shares equal to the greater of (i) $2,000,000, divided by $10.00 and (ii) the quotient obtained by dividing (x) $2,000,000 by (y) the VWAP (as defined in the Cooley Amendment) of New iLearningEngines Common Stock over the seven (7) trading days immediately prior to the initial filing of the Resale Registration Statement (as defined in the Cooley Amendment). Under the Cooley Amendment, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement. As of March 31, 2024 and December 31, 2023, the Company accrued $1,205,451 and $1,187,272, respectively.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On March 27, 2024, the Company signed a fee reduction agreement with Cantor Fitzgerald in which the underwriters forfeited 40.37% of the deferred underwriting commissions resulting in a reduction of $4,062,500 with a remaining $6,000,000 that is deferred and payable upon the business combination. The reduction of the $4,062,500 resulted in a gain from forgiveness of deferred underwriting commissions of $184,844 recorded as reduction of underwriting fee payable on the income statement and $3,877,656 was recorded to accumulated deficit.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. This Quarterly Report should be read in conjunction with the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 27, 2023 by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and iLearningEngines Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40129), filed May 2, 2023
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
3.2	Amended and Restated Bylaws of iLearningEngines, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iLearningEngines, Inc.

Date: May 16, 2024	By:	/s/ Harish Chidambaran
	Name:	Harish Chidambaran
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2024	By:	/s/ S. Farhan Naqvi
	Name:	S. Farhan Naqvi
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)