Form 10-Q
period 2024-06-30
iLearningEngines, Inc.
filed 2024-08-13
CIK 1835972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-40129

ILEARNINGENGINES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3961600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Democracy Blvd., Suite 300

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2024, there were 141,173,275 shares of common stock, $0.0001 par value, issued and outstanding.

ILEARNINGENGINES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Some factors that could cause actual results to differ include:

●	our ability to recognize the anticipated benefits of the Business Combination which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

●	our ability to maintain the listing of our Common Stock and warrants on the Nasdaq Capital Market, and the potential liquidity and trading of such securities;

●	changes in applicable laws or regulations;

●	our ability to execute our business model;

●	our ability to attract and retain customers and expand customers’ use of our products and services

●	our ability to raise capital;

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our business, operations and financial performance including:

●	our history of operating losses and expectations of significant expenses and continuing losses for the foreseeable future;

ii

●	our ability to execute our business strategy, including the growth potential of the markets for our products and our ability to serve those markets;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to develop and maintain our brand and reputation;

●	our ability to partner with other companies;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to manage our growth effectively;

●	the outcome of any legal proceedings that may be instituted against us; and

●	unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.”

Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise. You should read this Quarterly Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ILEARNINGENGINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$39,242	$4,763
Restricted cash	-	2,000
Accounts receivable, net of provision for credit loss of $847 and $336, respectively	91,182	73,498
Contract asset	253	509
Prepaid expenses and other current assets	88	62
Prepaid income tax	17	-
Total current assets	130,782	80,832
Receivable from Technology Partner	17,150	13,602
Receivable from related party	-	465
Other assets	640	729
Deferred tax assets, net	8,114	5,703
Deferred transaction costs	-	3,990
Total assets	$156,686	$105,321
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$966	$3,753
Accrued expenses	9,138	2,982
Current portion of long-term debt, net	-	10,517
Contract liability	95	2,765
Payroll taxes payable	3,037	3,037
Derivative financial instrument – make-whole provision	15,839	-
Derivative financial instrument – forward purchase agreement	267	-
Excise tax payable	2,473	-
Related party payable	35	-
Equity-settled transaction costs payable	6,500	-
Other current liabilities	123	116
Total current liabilities	38,473	23,170
Convertible notes	-	31,547
Warrant liability	5,568	11,870
Revolving line of credit, net of capitalized financing cost of $744	59,256	-
Long-term debt, net	-	10,679
Subordinated payable to Technology Partner	50,415	49,163
Other non-current liabilities	51	74
Total liabilities	153,763	126,503

Shareholders’ equity (deficit):
Common Shares $0.0001 par value: 700,000,000 shares authorized: 141,173,275 shares, and 77,242,379 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	8
Additional paid-in capital	405,192	36,386
Prepaid forward purchase agreement	(4,746)	-
Accumulated deficit	(397,537)	(57,576)
Total shareholders’ equity (deficit)	2,923	(21,182)
Total liabilities and shareholders’ equity (deficit)	$156,686	$105,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ILEARNINGENGINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$135,538	$101,245	$260,473	$195,225
Cost of revenue	41,845	30,094	80,559	61,645
Gross profit	93,693	71,151	179,914	133,580
Operating expenses:
Selling, general, and administrative expenses	137,662	36,854	178,885	68,466
Research and development expenses	41,245	30,433	78,344	59,015
Total operating expenses	178,907	67,287	257,229	127,481
Operating (loss) income	(85,214)	3,864	(77,315)	6,099
Other (expense) income:
Interest expense	(1,398)	(1,567)	(3,384)	(3,155)
Change in fair value of warrant liability	(37,395)	(410)	(52,513)	(690)
Change in fair value of WTI loan	1,292	-	1,292	-
Change in fair value of loan restructuring liability	(15,547)	-	(15,547)	-
Change in fair value of derivative financial instrument - Make-Whole Provision	(14,643)	-	(14,643)	-
Change in fair value of convertible notes	(169,860)	(3,038)	(175,325)	(3,038)
Gain from forgiveness of transaction costs	700	-	700	-
Gain/(loss) on debt extinguishment	8,160	-	(1,881)	-
Other expense	(52)	45	(52)	(15)
Foreign exchange (loss)/gain	(2)	6	(4)	(2)
Total other income (expense)	(228,745)	(4,964)	(261,357)	(6,900)
Net loss before income taxes	(313,959)	(1,100)	(338,672)	(801)
Income tax expense	(67)	(804)	(1,289)	(652)
Net loss	$(314,026)	$(1,904)	$(339,961)	$(1,453)

Net loss per share – basic and diluted	$(3.15)	$(0.02)	$(3.85)	$(0.02)
Weighted average common shares outstanding – basic	99,569,095	77,242,379	88,405,737	77,242,379
Weighted average common shares outstanding – diluted	99,569,095	77,242,379	88,405,737	77,242,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ILEARNINGENGINES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Prepaid Forward Purchase	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Agreement	Deficit	Equity (Deficit)
Balance at December 31, 2023 (as previously reported)	95,782,605	$10	$36,384	$-	$(57,576)	$(21,182)
Retroactive application of reverse capitalization	(18,540,226)	(2)	2	-	-	-
Balance at January 1, 2024, effect of reverse capitalization (As Restated) (Refer Note 1 Business Combination)	77,242,379	8	36,386	-	(57,576)	(21,182)
Net loss	-	-	-	-	(25,935)	(25,935)
Balance at March 31, 2024	77,242,379	8	36,386	-	(83,511)	(47,117)
Net loss	-	-	-	-	(314,026)	(314,026)
Issuance of ILE Restricted Stock	32,151,912	3	(3)	-	-	-
Conversion of 2023 and 2024 Convertible Notes and accrued interest to ILE common stock	13,060,608	1	235,091	-	-	235,092
Issuance and conversion of ARRW promissory and convertible notes to ILE common stock	460,384	-	8,330	-	-	8,330
Issuance of ILE common stock for ARRW Class A shares	556,886	1	5,905	-	-	5,906
Issuance of ILE common stock for ARRW Class B shares	6,705,409	1	(1)	-	-	-
Issuance of ILE common stock pursuant to a non-redemption agreement	82,091	-	763	-	-	763
Issuance of ILE common stock for WTI warrants pursuant to the Amended Term Loan and loan restructuring shares	4,419,998	-	79,560	-	-	79,560
Cancellation of loan restructuring shares	(815,999)	-	(8,160)	-	-	(8,160)
Issuance of common stock to settle Amended Term Loan	159,379	-	1,594	-	-	1,594
Recognition of prepaid forward purchase agreement	-	-	-	(4,746)	-	(4,746)
Exchange ARRW warrants to ILE public warrants	-	-	4,154	-	-	4,154
Transaction costs related to merger	-	-	(20,748)	-	-	(20,748)
Impact of reversing historical ARRW accumulated deficit to additional paid-in capital	-	-	(34,243)	-	-	(34,243)
Issuance of ILE Common stock for fee equitization	1,754,684	-	10,300	-	-	10,300
Share based compensation			88,043	-	-	88,043
Vesting of restricted stock unit	5,675,890	-	-	-	-	-
Vesting of restricted stock	290,447	-	-	-	-	-
Deferred tax asset reclass	-	-	3,137	-	-	3,137
Stock withheld related to taxes on vested restricted stock units	(570,793)	-	(4,916)	-	-	(4,916)
Balance at June 30, 2024	141,173,275	$14	$405,192	$(4,746)	$(397,537)	$2,923

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022 (as previously reported)	95,782,605	$10	$36,384	$(53,169)	$(16,775)
Retroactive application of reverse capitalization	(18,540,226)	(2)	2	-	-
Balance at January 1, 2023, effect of reverse capitalization (As Restated)	77,242,379	8	36,386	(53,169)	(16,775)
Net income	-	-	-	451	451
Balances at March 31, 2023	77,242,379	8	36,386	(52,718)	(16,324)
Net loss	-	-	-	(1,904)	(1,904)
Balances at June 30, 2023	77,242,379	$8	$36,386	$(54,622)	$(18,228)

The accompanying notes are an integral part of these condensed consolidated financial statements

ILEARNINGENGINES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(339,961)	$(1,453)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	61	39
Amortization of debt issuance	667	1,040
Provision for deferred taxes	726	371
Accretion of interest on subordinated payable to Technology Partner	1,252	834
Change in fair value of warrant liability	52,513	690
Change in fair value of WTI loan	(1,292)	-
Change in fair value of loan restructuring liability	15,547	-
Change in fair value of convertible notes	175,325	3,038
Change in fair value of derivative financial instrument - make-whole provision	14,643	-
Gain from forgiveness of deferred transaction cost	(700)	-
Loss on debt extinguishment	1,881	-
Provision for current expected credit losses	511	-
Share-based compensation	88,043	-
Changes in operating assets and liabilities:
Accounts receivable	(18,195)	(13,817)
Receivable from related party	465	130
Contract asset	256	6,474
Prepaid expenses and other current assets	31	29
Receivable from Technology Partner	(3,548)	(5,556)
Trade accounts payable	4,153	304
Accrued expenses and other current liabilities	683	36
Contract liability	(2,670)	1,133
Payroll taxes payable	-	248
Net cash flows used in operating activities	(9,609)	(6,460)
Cash flows from investing activities:
Purchases of property and equipment (included in Other assets)	(14)	(7)
Net cash flows used in investing activities	(14)	(7)
Cash flows from financing activities:
Proceeds from related party payable	35	-
Repayments on term loans	(26,169)	(4,427)
Proceeds from term loans	-	5,000
Proceeds from 2023 and 2024 convertible notes	29,415	9,900
Proceeds from revolving line of credit	60,000
Payment of debt issuance for revolving line of credit	(781)	-
Proceeds for subscription of convertible notes	400	-
Payment returned for subscription of convertible notes	(400)	-
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination	(15,918)	-
Proceeds from Business Combination	5,430	-
Pre-payment of forward purchase agreement	(4,994)	-
Taxes paid related to net share settlement of restricted stock units	(4,916)	-
Net cash flows provided by financing activities	42,102	10,473
Net change in cash	32,479	4,006
Cash, beginning of year	6,763	856
Cash, end of period	$39,242	$4,862
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$753	$1,286
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with new debt	$-	$515
Issuance of ILE common stock for fee equitization	$10,300	$-
Issuance of ILE common stock for WTI warrants pursuant to the Amended Term Loan and loan restructuring shares	$79,560	$-
Cancellation of loan restructuring shares	$(8,160)	$-
Issuance of common stock to settle Amended Term Loan	$1,594	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ILEARNINGENGINES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of the Business and Basis of Presentation

iLearningEngines, Inc. (together with its subsidiaries, the “Company”, “ILE”, “we” or “us”), a company headquartered in Maryland, United States of America, was incorporated in Delaware on November 17, 2010. The Company offers an Artificial Intelligence (“AI”) platform focused on automation of learning and enabling organizations to drive mission critical outcomes at scale. The AI Learning and Engagement platform has cloud-based, mobile, offline and multimedia capabilities that can be used to deliver highly personalized learning and engagement modules. The Company has developed an in-process learning platform that enables organizations to deliver learning in the flow of day-to-day activities.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of iLearningEngines, Inc. and its wholly-owned subsidiaries.

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements for the year ended December 31, 2023. Changes to the accounting policies have been made related to the forward purchase agreement, fair value option elections, warrants, debt amendment as outlined below. No other changes to significant accounting policies have occurred since December 31, 2023. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s consolidated financial statements for the year ended December 31, 2023.

Business Combination

On April 16, 2024 (the “Closing Date” or “Close”), iLearningEngines, Inc., a Delaware corporation, formerly known as Arrowroot Acquisition Corp. (“Arrowroot”), consummated the previously announced merger pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 27, 2023 (the “Merger Agreement”), by and between ARAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Arrowroot (“Merger Sub”) and iLearningEngines Holdings, Inc. (formerly known as iLearningEngines Inc.), a Delaware corporation (“Legacy iLearningEngines” or “Legacy ILE”), whereby Merger Sub merged with and into Legacy iLearningEngines with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and iLearningEngines, Inc. becoming the surviving company. The closing of the Business Combination is herein referred to as “the Closing” or “the Close.” In connection with the consummation of the Merger, on April 16, 2024, Legacy iLearningEngines changed its name from iLearningEngines Inc. to iLearningEngines Holdings, Inc., and Arrowroot changed its name from Arrowroot Acquisition Corp. to iLearningEngines, Inc., the surviving company, and listed on the NASDAQ under the new ticker symbol “AILE.”

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Arrowroot, who is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and ILE is treated as the accounting acquirer. The net assets of ILE are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of ILE. Certain prior period transaction costs recorded under accounts payable in the consolidated and combined financial statements have been reclassified into accrued expense to conform to the current period presentation.

This determination was primarily based on the following facts and circumstances:

●	Legacy iLearningEngines’ stockholders have 81.3% of the voting interest of the Company at Closing;

●	Legacy iLearningEngines’ senior management comprise the senior management of the Company;

●	the directors nominated by Legacy iLearningEngines represent the majority of the board of directors of the Company;

●	Legacy iLearningEngines is the larger entity, in terms of balance sheet composition as well as revenues;

●	the executive officers of Legacy iLearningEngines became the initial executive officers of the Company; and

●	Legacy iLearningEngines’ operations comprise the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which Legacy iLearningEngines issued stock for the net assets of Arrowroot. See Note 2 for more information.

Concentration of Credit Risk and Major Sales Channels

Financial investments that potentially subject the Company to credit risk consist of cash. The Company places its cash with certain U.S. financial institutions. At various times, the Company’s cash deposits with any one financial institution may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses of such amounts and management believes it is not exposed to any significant credit risk on its cash.

During the three months ended June 30, 2024, there were four customers, representing 16.0%, 13.0%, 12.4%, and 10.6% respectively, who individually accounted for 10% or more of the Company’s revenue. During the three months ended June 30, 2023, there were five customers, representing 20.0%, 16.6%, 12.1%, 11.5% and 10.9%, respectively, who individually accounted for 10% or more of the Company’s revenue.

During the six months ended June 30, 2024, there were four customers, representing 16.3%, 12.9%, 11.3% and 10.9%, respectively, who individually accounted for 10.0% or more of the Company’s revenue. During the six months ended June 30, 2023, there were five customers, representing 18.9%, 14.2%, 13.3%, 12.6% and 10.4%, respectively, who individually accounted for 10.0% or more of the Company’s revenue.

Fair Value Option (“FVO”) Election

The Company has a make-whole provision associated with its previously issued 2024 Convertible Notes (as defined in Note 8) that were issued and converted in 2024 (the “Make-Whole Provision”) (refer to Note 8), and debt which was accounted under the “fair value option election” discussed below. The fair value option was elected for convertible notes to capture the changing value of the embedded conversion option. The fair value option was also elected for the Make-Whole Provision to reflect the contingent additional shares that may be issued, ensuring financial statements accurately represent these dynamic obligations.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, (“ASC 815”), a financial instrument containing embedded features and /or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income or expense in the statement of operations.

The estimated fair value adjustment of the Make-Whole Provision, Convertible Notes (as defined in Note 8), loan restructuring liability and WTI loan are each presented in a separate line item, “Change in fair value of the Make-Whole provision”, “Change in fair value of convertible notes”, “Change in fair value of loan restructuring liability” and “Change in fair value of WTI loan” respectively, within the condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)).

Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income. There was no income under other comprehensive income as of June 30, 2024.

Deferred Transaction Costs

The Company has incurred direct and incremental transaction costs related to the merger with Arrowroot.

After consummation of the merger, these costs were recorded as a reduction of additional paid-in capital generated as a result of the merger.

Equity-settled Transaction Costs Payable

The Company plans to issue shares to pay third-party vendor fees, which is presented under equity-settled transaction costs payable. See detail discussion at Note 15 – Fee Equitization. As of June 30, 2024, the outstanding balance for deferred a transaction fee payable is $6.5 million.

Accounts Receivable and Provision for Credit Losses

Accounts receivable are uncollateralized, noninterest bearing customer obligations due under normal trade terms and generally requiring payment within 30 to 90 days of the invoice date. Accounts receivables are stated at the amount billed to the customer, net of provision for credit losses in accordance with ASC 326, Financial Instruments-Credit Losses. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice, or, if unspecified, are applied to the earliest unpaid invoice.

The estimation of the provision for credit loss is based on an analysis of historical loss experience, current receivables aging, any known or expected changes to the customers’ ability to fulfill their payment obligations, and management’s assessment of current conditions and estimated future conditions. The general current expected credit loss (“CECL”) reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. The Company notes its account receivables do not have similar risks, and measures the CECL reserve on an individual customer account basis.

At the end of each reporting period, the provision for credit losses is reviewed relative to management’s expected credit loss model and is adjusted as necessary. The expense associated with the provision for expected credit losses is recognized in selling, general, and administrative expenses in the consolidated statements of operations. Accounts receivable write-offs are recorded when management believes it is probable a receivable will not be recovered. The provision for credit losses as of June 30, 2024 and December 31, 2023 were $0.8 million and $0.3 million, respectively.

The following table shows the change in the Company’s provision for credit losses recognized for receivables between December 31, 2023 and June 30, 2024 (in thousands):

Balance
Provision for credit losses as of December 31, 2023	$336
Change in provision for credit losses during the six months ended June 30, 2024	511
Provision for credit losses as of June 30, 2024	$847

Revenue Recognition

Disaggregation of Revenue

The Company disaggregates revenue into categories that depict the nature, amount, and timing of revenue and cash flows based on differing economic risk profiles for each category. In concluding such disaggregation, the Company evaluated the nature of the products and services, consumer markets, sales terms, and sales channels which have similar characteristics such that the level of disaggregation provides an understanding of the Company’s business activities and historical performance. The level of disaggregation is evaluated annually and as appropriate for changes to the Company or its business, either from internal growth, acquisitions, divestitures, or otherwise. Revenue from implementation services and combined software license and maintenance is recognized over the respective performance obligation period. As such, there is no disaggregation of revenue by point in time as all of the Company’s revenue is recognized over time.

With respect to the Company’s disaggregation of revenue by customer geography, geography is primarily determined based on the location of the customer identified in the contract. Under certain arrangements, the Company enters contracts with a technology partner (“Technology Partner”) (refer to Note 4 for additional information about the Company’s contractual arrangements with the Technology Partner) through which the Technology Partner purchases and integrates the ILE platform into the Technology Partner’s own software solution provided to the Technology Partner’s customers. In this type of contractual arrangement, the Company identifies the Technology Partner as its customer. In contractual arrangements in which the Technology Partner is identified as the customer, the Technology Partner’s end customer may or may not be known by the Company. In cases in which the Technology Partner’s customer is known to the Company, the geography is determined based on the location of the Technology Partner’s customer and conversely, in cases in which the Technology Partner’s customer is not known, the customer geography is determined based on the geography of the Technology Partner. The following table presents this disaggregation of revenue by customer geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
North America	$56,566	$45,606	$110,883	$90,618
India	53,998	41,411	105,871	76,206
Other(1)	24,974	14,228	43,719	28,401
Total Revenue	$135,538	$101,245	$260,473	$195,225

(1)	Other includes customers in Middle East and Europe.

The following table presents to disaggregation of revenue by type of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenue related to implementation services	$5,341	$3,501	$10,540	$8,161
Combined software license and maintenance revenues	130,197	97,744	249,933	187,064
Total Revenue	$135,538	$101,245	$260,473	$195,225

Contract asset

Contract asset balances represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered, implementation services, and maintenance services already performed but invoiced in arrears. As of June 30, 2024 and December 31, 2023 contract assets were $0.3 million and $0.5 million, respectively.

Contract liability

Contract liability represents either customer advance payments or billings for which the revenue recognition criteria has not yet been met. Contract liability is primarily unearned revenue related to combined software and maintenance services. As of June 30, 2024 and December 31, 2023, the contract liability balance was $0.1 million and $2.8 million.

Remaining performance obligations

As of June 30, 2024, the total remaining performance obligations under the Company’s contracts with customers was $330.6 million, and the Company expects to recognize approximately 85.0% of the remaining performance obligations as revenue within the next twelve months.

Forward Purchase Agreement

On April 26, 2023, Arrowroot entered into a forward purchase agreement (“FPA”) with Multi-Strategy Master Fund (“Polar”) pursuant to which Arrowroot agreed to purchase up to 2.5 million shares held by Polar in exchange for Polar to waive redemption rights for shares owned. If Polar has not terminated the FPA one year after Close, the Company will pay Polar cash equal to the number of shares multiplied by $0.60.

On April 9, 2024, the Company and Polar entered into an agreement to the amend the FPA, pursuant to which the Company and Polar agreed to remove any obligations for Polar to purchase, and for the Company to pay any prepayment amount relating to, the Private Shares (as defined in the FPA) in exchange for the Company’s payment of approximately $0.2 million to Polar, thereby reducing the aggregate number of shares of Common Stock could be required to purchase from Polar from 2.5 million shares to 445,000 shares.

The Company accounts for the FPA as a contra-equity classified instrument with a bifurcated derivative liability based on an assessment of the FPA specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. At Close, the Company acquired the derivative instrument as “forward purchase agreement liability” on its condensed consolidated balance sheets. We remeasure the forward purchase agreement derivative liability to fair value at each reporting period, with any changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10 – Forward Purchase Agreement for more details.

Stock-based Compensation

The Company accounts for its restricted stock units and restricted stock as equity-based compensation under ASC 718, Compensation—Stock Compensation. The equity-classified awards are measured at fair value on the grant date, and the fair value is generally not remeasured unless there is a modification. The Company elects to account for forfeitures as they occur.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. The Company currently has both equity and liability classified warrants.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is still evaluating the impact of this standard on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5.0% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is still evaluating the impact of this standard on its condensed consolidated financial statements.

2.	Merger with Arrowroot Acquisition Corp.

On April 16, 2024, the Company consummated the previously announced Business Combination. The Business Combination is being accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Refer to Note 1 – Nature of the Business and Basis of Presentation for detail discussion of accounting treatment.

Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy iLearningEngines common stock was converted into shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at 0.80615 (“Exchange Ratio”). At Close, we received gross cash consideration of $35.3 million ($5.9 million in proceeds from the trust and bank account of Arrowroot and $29.4 million from issuance of convertible notes ($0.7 million out of the $29.4 million was received prior to closing)) as a result of the reverse recapitalization, which was then reduced by:

●	$0.5 million payment for Arrowroot promissory notes

●	$5.0 million prepayment for forward purchase agreement

●	$11.5 million in transaction costs paid in cash at Close.

In connection with Close, the Company incurred $20.7 million in equity issuance cost, consisting of advisory, legal and other professional fees, which are recorded within additional paid-in-capital, expensed $1.1 million in ILE director and officer insurance, and has $4.6 million of transaction costs yet to be paid and outstanding included in accrued expenses as of June 30, 2024. Subsequent to Close, an additional $4.4 million of transaction costs were paid as of June 30, 2024. In addition, the Company recorded a one-time catch-up expense of $82.3 million in stock-based compensation within selling, general and administrative expenses related to Close. Refer to Note 9 – Share-Based Compensation for more details.

On the Closing Date, the following transactions occurred pursuant to the terms of the Merger Agreement:

(i)	Legacy iLearningEngines stockholders exchanged their shares of Legacy iLearningEngines common stock for 77,242,379 shares of Common Stock on the Closing Date;

(ii)	Holders of Legacy iLearningEngines restricted stock received the right to receive 32,151,912 shares of Common Stock on the Closing Date;

(iii)	Former Arrowroot public stockholders continued to own 638,977 shares of Common Stock on the Closing Date, which includes:

a.	82,091 shares of Common Stock issued pursuant to a non-redemption agreement with an investor as consideration for the non-exercise of redemption rights by such investor in connection with the shareholder meetings preceding the Business Combination, and

b.	556,886 shares of Common Stock related to former Arrowroot Class A common stock;

(iv)	Former Arrowroot founders received 6,705,409 shares of Common Stock in exchange for former Arrowroot Class B Common Stock;

(v)	Arrowroot Acquisition LLC, a Delaware limited liability company (the “Sponsor”) received 460,384 shares of Common Stock as consideration, in part, for the repayment in full of all outstanding obligations under unsecured promissory notes issued to Arrowroot;

(vi)	Convertible note investors (not including affiliates of Arrowroot) received 13,060,608 shares of Common Stock on the Closing Date in exchange for former ILE convertible notes, which includes:

a.	8,089,532 shares of Common Stock issued upon the conversion of the 2024 Convertible Note; and

b.	4,971,076 shares of Common Stock issued upon the conversion of the 2023 Convertible Note; and

(vii)	The 2020 Lender (as defined below), 2021 Lender (as defined below) and 2023 Lender (as defined below) received 4,419,998 shares of Common Stock on the Closing Date based on amendments to Term Loans (as defined below). Of the shares issued, 815,999 shares of Common Stock were later cancelled.

3.	Accrued Expenses

The following table presents the components of accrued expenses as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Accrued taxes	$932	$1,742
Accrued transaction cost	4,613	863
Accrued interest	760	-
Other accrued expenses	2,833	377
Total	$9,138	$2,982

(1)	Other accrued expenses includes accrued professional service fees, accrued compensation and benefits, and other current liabilities.

4.	Technology Partner

In 2019, the Company entered a Master Agreement (“MA”) with the Technology Partner, which allows for quarterly netting of amounts collected by the Technology Partner from end-users, against the cost of the Technology Partner’s services rendered and billable to the Company. The MA has an initial term of five years with an automatic renewal for five additional years. The MA was automatically renewed in July of 2024, refer to Note 18 for more details.

On January 1, 2021, the Company amended the interest rate with the Technology Partner which changed from a 12-month LIBOR rate plus 2.0% to a fixed rate of 3.99% through December 31, 2023. On January 5, 2024, the Company amended the interest rate with the Technology Partner to a fixed rate of 5.99% through December 31, 2024. The Company is not required to repay any outstanding balance or accrued interest until the tenth anniversary of the effective date of termination of the MA. As of the date of these condensed consolidated financial statements, the MA has not been terminated.

The following table summarizes the expenses charged to Company by the Technology Partner that are presented within “Cost of revenue”, “Selling, general and administrative expenses”, and “Research and development expenses” on the condensed consolidated statements of operations for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Cost of revenue	$41,761	$30,077	$80,433	$61,618
Selling, general and administrative expense	41,927	33,108	78,990	62,641
Research and development expense	41,082	30,432	78,130	59,013
Total	$124,770	$93,617	$237,553	$183,272

Subordinated Payable to the Technology Partner

On December 30, 2020, the Company and the Technology Partner entered into a subordination agreement whereby the payable to the Technology Partner became subordinated to the 2020 Term Loan and 2021 Term Loan. The 2020 Term Loan and 2021 Term Loan were subsequently repaid on April 17, 2024 (refer to Note 5). As of June 30, 2024, the subordination agreement continued to apply to Revolving Loan Agreement (as defined below).

The following table presents a reconciliation of the change in subordinated payable to the Technology Partner between December 31, 2023 and June 30, 2024 (in thousands):

Subordinated Payable to Technology Partner
Balance as of December 31, 2023	$49,163
Accrued interest	1,252
Balance as of June 30, 2024	$50,415

Interest expense related to the subordinated payable to the Technology Partner was $0.6 million and $1.3 million for the three months and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million for the three months and six months ended June 30, 2023, respectively.

Receivable from Technology Partner

Subsequent to the execution of the subordination agreement, the Company and the Technology Partner resumed quarterly netting of collections and the cost of services provided.

The following table presents a reconciliation of the changes in the net receivable from Technology Partner between December 31, 2023 and June 30, 2024 (in thousands):

Net Receivable from Technology Partner

Balance of receivable from Technology Partner as of December 31, 2023	$13,602
Collections by Technology Partner	238,961
Cost of services provided by Technology Partner	(237,553)
Net cash transfers between Company and Technology Partner	2,140
Balance of receivable from Technology Partner as of June 30, 2024	$17,150

5.	Debt

Term Loans and Warrants Issued

On December 30, 2020, the Company entered into a Loan and Security Agreement (the “2020 Term Loan”) with Venture Lending & Leasing IX, Inc. (the “2020 Lender”), pursuant to which the 2020 Lender made available to the Company a term loan facility in an aggregate principal amount of $10.0 million.

In connection with the 2020 Term Loan, the Company issued to Venture Lending & Leasing IX, LLC, an affiliate of the 2020 Lender, warrants to purchase 433,597 shares of the Company (the “2020 Warrants”). The 2020 Warrants were classified as a liability and recorded at their fair value because of certain put rights that may have obligated the Company to repurchase the 2020 Warrants in the future, based on events that are outside of the control of the Company. The 2020 Warrants had an exercise price of $6.94 per share and were exercisable through July 31, 2036. In the event that the Company participated in a preferred stock financing round, the warrant would also become exercisable for shares of preferred stock at an exercise price equal to the lowest price per share of any preferred stock financing round.

On October 21, 2021, the Company entered into a Loan and Security Agreement (the “2021 Term Loan”, together with the 2020 Term Loan Agreement, the “Term Loan Agreement”) with Venture Lending & Leasing IX, Inc. and WTI Fund X, Inc. (collectively, the “2021 Lender”), pursuant to which the 2021 Lender made available to the Company a term loan facility in an aggregate principal amount of $20.0 million. The Company made its fourth draw on the 2021 Term Loan of $5.0 million on January 10, 2023. The 2021 Term Loan bore interest of 11.5% per annum.

In connection with the 2021 Term Loan, the Company issued to Venture Lending & Leasing IX, LLC and WTI Fund X, LLC, affiliates of the 2021 Lenders, warrants to purchase 440,021 common shares of the Company (the “2021 Warrants”), of which 55,005 were issued in 2023 in connection with the $5.0 million draw on the 2021 Term Loan on January 10, 2023. The 2021 Warrants were classified as a liability and recorded at their fair value because of certain put rights that may have obligated the Company to repurchase the 2021 Warrants in the future, based on events that are outside of the control of the Company. The 2021 Warrants had an exercise price of $6.94 per share and were exercisable through July 31, 2037. In the event that the Company participated in a preferred stock financing round, the warrant would also become exercisable for shares of preferred stock at an exercise price equal to the lowest price per share of any preferred stock financing round.

On October 31, 2023, the Company entered a Loan and Security Agreement with WTI Fund X, Inc. (the “2023 Lender”), pursuant to which the 2023 Lender made available to the Company a term loan facility with an aggregate principal amount of $10.0 million (the “2023 Term Loan”). On October 31, 2023, the Company drew down the full principal amount of $10.0 million. In connection with the 2023 Term Loan, the Company issued to WTI Fund X, LLC, an affiliate of the 2023 Lender, warrants to purchase 220,681 common shares (the “2023 Warrants” and, together with the 2020 Warrants and the 2021 Warrants, the “WTI warrants”). The 2023 Warrants had an exercise price of $10.14 per share and were exercisable through October 31, 2038.

Repayment of Amended Term Loan

On March 27, 2024, the Company entered into the Second Omnibus Amendment to Loan Documents agreement (“Amended Term Loan”) with Venture Lending & Leasing IX and WTI Fund X, Inc. (collectively, the “WTI Lenders”), to amend the 2020 Term Loan, 2021 Term Loan and 2023 Term Loans (collectively the “Term Loans”). Commencing on April 1, 2024, and continuing on the first day of each consecutive month thereafter through maturity, the Company was to pay to the WTI Lenders monthly installments scheduled under the Amended Term Loan according to the modified payment schedule noted. In exchange for the amendment to payment schedule, the WTI Lenders received 1,019,999 shares of Common Stock on the Closing Date as defined above (the “Loan Restructuring Shares”). The obligation to issue Loan Restructuring Shares is Loan Restructuring Liability. In addition, the WTI Lenders terminated the 1,094,299 outstanding warrants issued in connection with the Term Loans and the respective put rights associated with each and received 3,399,999 shares of Common Stock on the Closing Date. The loan restructuring liability was fair valued on the Closing Date. The change in fair value of loan restructuring liability for the three-month and six month ended June 30, 2024 was $15.5 million and $15.5 million, respectively, and outstanding loan restructuring liability is $0.0.

On April 1, 2024, the Company made a $0.7 million cash payment on balance of the Amended Term Loan. The Amended Term Loan and the loan restructuring liability was fair valued immediately prior to the paydown. The change in fair value of WTI loan for the three-month and six-month ended June 30, 2024 was $1.3 million and $1.3 million, respectively. The balance for the Amended Term Loan decreased from $26.0 million to $24.0 million. On April 18, 2024, the Company prepaid the full amount of Amended Term Loan of $24.0 million and associated debt termination fee of $26,800, using a combination of $22.4 million cash and 159,379 shares of Common Stock. Based on the timing of the prepayment, 815,999 shares of Common Stock were cancelled, resulting in a $8.2 million gain in loan extinguishment for the three-month ended June 30, 2024. The loss on extinguishment for the six-month ended June 30, 2024 was $1.9 million. No change in fair value for loan restructuring liability and WTI loan for the three-month and six- month ended June 30, 2023, as the Company entered into the Amended Term Loan in 2024.

East West Bank Financing

On April 17, 2024 (the “Loan Closing Date”), the Company as borrower (“Borrower”) entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with the lenders party (the “Lenders”) and East West Bank as administrative agent and collateral agent for the Lenders (“Agent”). The Revolving Loan Agreement provides for (i) a revolving credit facility in an aggregate principal amount of up to $40.0 million and (ii) an uncommitted accordion facility allowing the Company to increase the revolving commitments by an additional principal amount of $20.0 million at Company’s option and upon Agent’s approval (collectively, the “Revolving Loans”). The Company drew $40.0 million in Revolving Loans on the Loan Closing Date, which was used (a) to repay in full Company’s Term Loans and (b) for general corporate purposes.

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

The interest rate applicable to the Revolving Loans is the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (with an interest period of 1 or 3 months at the Borrower’s option) plus 3.5% per annum, subject to an Adjusted Term SOFR floor of 4.0%.

The maturity date of the Revolving Loans is April 17, 2027. The Revolving Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, which are more fully set forth in the Revolving Loan Agreement and include covenants requiring: (i) minimum liquidity of $8.0 million; (ii) minimum revenue performance to plan; (iii) minimum fixed charge coverage ratio; and (iv) maximum leverage ratio.

The Revolving Loan Agreement also includes customary Events of Default (as defined in the Revolving Loan Agreement).

June 2024 Amendment

On June 28, 2024, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with the Lenders and the Agent, which amends the Revolving Loan Agreement in order to, among other things, (i) increase the maximum revolving advances limit, defined as the obligation to any Lender to make revolving advances, in an aggregate principal and/or face amount not to exceed the amount of such Lender’s revolving commitment, from $40.0 million to $60.0 million, (ii) designate Valley National Bank (“Valley”) as a new lender to the Revolving Loan Agreement with a revolving advance commitment of $20.0 million and (iii) modify the minimum liquidity financial covenant to require that the Borrower maintain at least $12.0 million in cash and cash equivalents with the Agent at all times. On June 28, 2024, the Borrower drew the full $20.0 million in additional revolving advances (as defined in the Revolving Loan Agreement) made available pursuant to the Amendment.

The following table presents the components of the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
2020 Term Loans	$-	$2,697
2021 Term Loans	-	12,299
2023 Term Loans	-	10,000
Revolving line of credit - East West Bank	40,000	-
Revolving line of credit - Valley Bank	20,000	-
	60,000	24,996
Less: Discount on debt/capitalized financing cost	744	3,800
	59,256	21,196
Less: Current portion	-	10,517
Total Debt, net of current portion	$59,256	$10,679

Contractual interest expense related to the Term Loans and the Revolving Loans, was $0.7 million and $0.6 million for the three months ended June 30, 2024 and June 30, 2023, $1.4 million and $1.3 million for the six months ended June 30, 2024 and June 30, 2023, the amortization of debt issuance costs was $37 thousand and $0.5 million for the three months ended June 30, 2024 and June 30, 2023, $0.7 million and $1.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Aggregate annual maturities of the Revolving Loans for each of the next five years, as of June 30, 2024, are as follows for the years ending December 31:

Principal Payments Due
(In thousands)
2027	$60,000
Thereafter	-
Total	$60,000

6.	Stockholder’s Deficit

On April 16, 2024, the Company exchanged Legacy iLearningEngines common stock with Common Stock. As a result of the Business Combination, the Company issued 134,970,114 Common Stock with a par value of $0.0001 per share (refer to Note 2 – Merger with Arrowroot Acquisition Corp for detail). As of June 30, 2024, 141,173,275 of shares are outstanding. The Company is authorized to issue 700.0 million Common Stock and 10.0 million preferred shares each with a par value of $0.0001.

The equity structure has been recast at the Exchange Ratio of 0.80615 for all periods presented to reflect the number of shares of Common Stock after Close.

7.	Warrant

WTI Warrants

All WTI warrants were liability classified. The WTI warrants have been converted to shares and there is no outstanding balance for warrant liability associated with Amended Term Loan and Loan Restructuring Liability. As of June 30, 2024 and December 31, 2023 total WTI warrants outstanding is $0.0 and $11.9 million, respectively. The change in fair value of WTI warrants for the six-month ended June 30, 2024 and 2023 is $49.3 million and $0.7 million, respectively, and for the three-month ended June 30, 2024 and 2023 is $34.2 million and $0.4 million, respectively.

ILE Warrants – Public and Private

Prior to the Business Combination, Arrowroot issued 14,374,975 public warrants (“Public Warrants”) and 8,250,000 private placement warrants (“Private Warrants”). Upon Close, the Company assumed the Private and Public Warrants. The Public Warrants are equity classified and the Private Warrants are liability classified and fair valued using quoted price of the Public Warrants as its level 2 input (refer to Note 14 – Fair Value Measurement). As of June 30, 2024 and December 31, 2023, the total warrant liability outstanding is $5.6 million and $0.0, respectively. The change in fair value of warrant liability for the six months ended June 30, 2024 and 2023 is $3.2 million and $0.0, respectively, and for the three months ended June 30, 2024 and 2023 is $3.2 million and $0.0, respectively.

ILE Warrants - Public

The Public Warrants are exercisable beginning May 16, 2024 and will expire on April 16, 2029. The Public Warrants are trading under ticker “AILEW”.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the issuance of the shares of Class A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Common Stock upon exercise of a warrant unless Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, if the price per share of Common Stock equals or exceed $18.00, the Company may call the warrants for redemption for cash:

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

If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis”. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their Public Warrants for that number of shares of the Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Common Stock (defined below) over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” means the average closing price of our Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

ILE Warrants – Private

The Private Warrants were identical to the Public Warrants except that Private Warrants:

(i)	may be exercised for cash or on a cashless basis, to the extent that the warrants are exercised on a “cashless basis,” the amount of cash the Company would receive from the exercise of such warrants will decrease; and

(iii)	were not to be redeemable by the Company so long as they are held by Sponsor or its permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

8.	Convertible Notes

The following is a schedule of the Company’s convertible notes at fair value as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Convertible Notes	$-	$31,547
Make-Whole Provision	15,839	-
Total	$15,839	$31,547

On April 27, 2023, Legacy iLearningEngines entered into a convertible note purchase agreement (the “2023 Convertible Note Purchase Agreement”), with certain investors (collectively, with all investors who may become party to the 2023 Convertible Note Purchase Agreement thereafter, the “2023 Convertible Note Investors”), pursuant to which, among other things, Legacy iLearningEngines issued and sold to the 2023 Convertible Note Investors convertible notes due in October 2025 (“2023 Convertible Notes”) with aggregate principal amount of $17,400,000, including to affiliates of Arrowroot Acquisition LLC (the “Sponsor”). Each 2023 Convertible Note accrued interest at a rate of (i) 15% per annum until the aggregate accrued interest thereunder equals 25% of the principal amount of such note, and (ii) 8% per annum thereafter. Immediately prior to the consummation of the Business Combination, each 2023 Convertible Note automatically converted into 4,971,076 shares of Legacy iLearningEngines thereby entitling the holder thereof to receive, in connection with the consummation of the Business Combination, a number of shares Common Stock (rounded down to the nearest whole share) equal to (i) 2.75, multiplied by the outstanding principal under such 2023 Convertible Note, plus all accrued and unpaid interest thereon, divided by (ii) $10.00. The Convertible Notes were accounted for under the fair value option.

Under the terms of the Convertible Note Purchase Agreement, the Convertible Notes were convertible to shares of Common Stock including under the following circumstances after April 27, 2023:

●	Upon the occurrence of an equity financing, the lender could have elected to exchange the 2023 Convertible Notes into the number of shares of equity securities issued in such equity financing equal to the note balance divided by the equity price in such equity financing and

●	immediately prior to the consummation of a qualified de-SPAC transaction, the 2023 Convertible Notes were entitled to automatically convert, in whole, into shares of Common Stock of the Company thereby entitling the lender to receive a number of shares equal to the note balance, divided by $10.00

The 2023 Convertible Notes were converted to 4,971,076 common shares on the Closing Date. The following table is a schedule of the Company’s 2023 Convertible Notes roll-forward for the period between January 1, 2024 and April 16, 2024:

2023 Convertible Notes	Amount
(In thousands)
Balance as of January 1, 2024	$31,547
Change in fair value for 2023 Convertible Note as of March 31, 2024	4,389
Change in fair value for 2023 Convertible Note as of closing	53,543
Conversion of convertible notes	(89,479)
Balance as of April 16, 2024	$-

On March 21, 2024, Legacy iLearningEngines entered into the 2024 convertible note purchase agreement (the “2024 Convertible Note Purchase Agreement”) with an investor (the “March Investor”) pursuant to which, among other things, Legacy iLearningEngines issued and sold the Initial 2024 Convertible Note in an aggregate principal amount of $700,000. On April 16, 2024, Legacy iLearningEngines entered into the 2024 Convertible Note Purchase Agreement with certain investors (collectively, the “April Investors” and, together with the March Investor, the “2024 Convertible Note Investors”), pursuant to which, among other things, Legacy iLearningEngines issued and sold to the 2024 Convertible Note Investors convertible notes due in October 2026 (“2024 Convertible Notes” and, together with the 2023 Convertible Notes, the “Convertible Notes”) with aggregate principal amount of $29,414,500 (including the initial $700,000 note). Each 2024 Convertible Note accrued interest at a rate of (i) 15% per annum until the aggregate accrued interest thereunder equals 25% of the principal amount of such note, and (ii) 8% per annum thereafter. Immediately prior to the consummation of the Business Combination, each 2024 Convertible Note automatically converted into 8,089,532 shares of Legacy iLearningEngines thereby entitling the holder thereof to receive, in connection with the consummation of the Business Combination, a number of shares Common Stock (rounded down to the nearest whole share) equal to (i) 2.75, multiplied by the outstanding principal under such convertible note, plus all accrued and unpaid interest thereon, divided by (ii) $10.00. The price per share at which the Principal (as defined in the 2024 Convertible Note Purchase Agreement), together with accrued but unpaid interest, on each 2024 Convertible Note converts into Incentive Shares (as defined in the 2024 Convertible Note Purchase Agreement) is referred to as the “Conversion Price” herein.

In the event that the VWAP (as defined in the 2024 Convertible Note Purchase Agreement) of the Common Stock over the ten (10) trading days immediate preceding November 30, 2024 (the “Reference Date”) is below the Conversion Price, then the 2024 Convertible Note shall be converted into shares of Common Stock, together with a Make-Whole payment equal to a number of additional Incentive Shares (rounded down to the nearest whole share) equal to (i) the Conversion Price, divided by the Reference Price (as defined below), minus (ii) one (1). “Reference Price” means the greater of (i) the VWAP of the Common Stock over the ten (10) trading days immediately preceding the Reference Date and (ii) $1.00. Notwithstanding the foregoing, the maximum number of shares issuable pursuant to the 2024 Convertible Notes shall not exceed 10,000,000 Incentive Shares. The 2024 Convertible Notes and Make-Whole Provision were accounted for under the fair value option.

The following table is a schedule of the Company’s 2024 Convertible Notes roll forward for the period between January 1, 2024 and April 16, 2024:

2024 Convertible Notes	Amount
(In thousands)
Balance as of January 1, 2024	$-
Initial issuance on March 21, 2024	700
Change in fair value for 2024 Convertible Note as of March 31, 2024	1,076
Additional issuance upon the business combination	28,715
Change in fair value for 2024 Convertible Note as of closing	116,317
Conversion of convertible notes	(148,004)
Balance as of April 16, 2024	$(1,196)

The outstanding balance in the table above is the outstanding balance for Make-Whole Provision. The following table is a schedule of the Company’s Make-Whole Provision roll forward for the period between January 1, 2024 and June 30, 2024:

Make-Whole Provision	Amount
(In thousands)
Balance as of January 1, 2024	$-
Fair value for Make-Whole Provision as of closing	1,196
Change in fair value of the Make-Whole Provision	14,643
Balance as of June 30, 2024	$15,839

As of June 30, 2024, the fair value of the Make-Whole Provision was $15.8 million, and corresponding change in fair value recorded within the accompanying condensed consolidated statement of operations for the three-month ended June 30, 2024 was $14.6 million.

9.	Share-Based Compensation

2020 Equity Incentive Plan

On August 12, 2021, Legacy iLearningEngines adopted the 2020 Equity Incentive Plan (the “Plan”). The terms of the equity awards specifies that no shares will vest unless a Liquidity Event (defined below) is achieved and once the Liquidity Event is achieved, the grantee will vest according to the service-based vesting terms. Upon the occurrence of a Liquidity Event, the Company recorded a day one “catch-up” for the cumulative compensation expense, to reflect the portion of the employee’s requisite service that has been provided as of the Liquidity Event date. Subsequent to the day one “catch-up”, the Company recognized remaining expense on a graded vesting basis compensation expense over the remaining requisite service period.

The Liquidity Event requirement was satisfied as to any then-outstanding equity awards on the first to occur of: (1) a change in control; or (2) (x) the date following the effective date of a registration statement of the Company filed under the Securities Act of 1933 for the sale of the Common Stock, (y) the settlement of the initial trade of shares of Common Stock on the Nasdaq Global Select Market, the New York Stock Exchange or another exchange or marketplace approved by the board of directors (the “Board”) of the Company by means of an effective registration statement under the Securities Act that registers shares of existing Common Stock of the Company for resale, or (z) the Company’s completion of a merger or consolidation with a special purpose acquisition company or its subsidiary in which the common stock (or similar securities) of the surviving or parent entity are publicly traded in a public offering pursuant to an effective registration statement under the Securities Act (a “SPAC Transaction”, and each such transaction under (1) and (2), a “Liquidity Event”). The Liquidity Event requirement was satisfied upon the consummation of the Business Combination. See Note 2 for more information.

The total restricted stock units (“RSUs”) granted under the Plan as of June 30, 2024 was 6,954,620. The awards have a four-year service requirement with a one-year cliff vesting starting on the employment date and are subject to the Liquidity Event provision as defined above.

As of June 30, 2024 and December 31, 2023, the Company had 32,151,912 shares of restricted stock awards granted to the Company’s founders with a ten-year service requirements starting on the day of the Liquidity Event (defined above) (the “Founder Restricted Shares”) and 290,447 restricted shares outstanding with a former employee, in which the service requirement had been deemed met on the grant date (together with the Founder Restricted Shares, the “Restricted Shares”). The Company’s 32,151,912 outstanding Restricted Shares participate on par with common shares in all distributions from the Company, as the holders of these Restricted Shares are entitled to non-forfeitable dividend rights. The Company had $88.0 million in stock-based compensation expense for the three and six months ended June 30, 2024.

2024 Equity Incentive Plan (“2024 Plan”) and 2024 Employee Stock Purchase Plan (“ESPP”)

In connection with the Business Combination, the Company proposed the 2024 Plan and ESPP, and the plans were approved on April 1, 2024. The 2024 Plan and ESPP became effective immediately upon the Closing.

The 2024 Plan permits the granting of various stock awards to eligible employees, consultants, and directors, with an initial share reserve set at 10.0% of outstanding shares post-Business Combination, increasing annually by 5.0% through 2034. The 2024 Plan includes incentive stock options “(ISO”), non-qualified stock options (“NSO”), stock appreciation rights, restricted stock, and performance awards, with specific provisions for exercise prices, vesting schedules, and repurchase or forfeiture conditions. The Board or a designated committee administers the 2024 Plan, with the authority to modify terms and delegate award decisions. Non-employee director compensation is capped annually, and adjustments to awards are made for capital structure changes. In corporate transactions, awards may be assumed or accelerated, and in the event of a change in control, vesting acceleration is not automatic but may be specified in award agreements. The Board can amend or terminate the 2024 Plan, respecting participants’ rights, and no ISOs can be granted after ten years from the 2024 Plan’s adoption.

The ESPP allows eligible employees to acquire company stock post-Business Combination, with an initial reserve of 2.0% of outstanding shares, subject to adjustments. Annually from 2025 to 2034, the reserve may increase by 1.0% of the outstanding shares. Employees can contribute up to 15.0% of their earnings to purchase stock at a minimum 85.0% of its fair market value. Participation is subject to service requirements, with a $25,000 annual purchase cap and exclusions for those with over 5.0% voting power. The ESPP adapts to capital structure changes and may be amended or terminated by the Board, requiring stockholder approval for certain amendments. In corporate transactions, rights may be assumed by the new entity or terminated. For the six month ended June 30, 2024, there was no shares purchased under the ESPP.

The scenario-based option pricing model is used to estimate the fair value of stock awards granted under the Company’s share-based compensation plans for awards granted prior to transaction close. No awards were granted during the three and six months ended June 30, 2024. Upon the closing of the transaction, 1,200,000 units of awards were granted to the Company’s executives per their employment agreement dated on October 12, 2023 (the “Accounting Grant Date”). Assumptions used in calculating the fair values of stock awards as of the Accounting Grant Date that were granted during the three and six months ended June 30, 2024 were as follows:

	Private Sale scenario	De-SPAC Transaction scenario
Total Equity Value	$520,586,359	$1,209,248,990
Time to event date (years)	1.3	0.3
Volatility	65.0%	50.0%
Risk-free rate	5.3%	5.5%
Annual Dividend Rate for Common Stock	0.00%	0.00%

The fair value of our time-based and performance-based RSUs granted after the Closing Date is based on our closing stock price on the date of grant.

The summary of RSUs activity for the period ended June 30, 2024 is disclosed below:

	Shares	Weighted Average Grant Date Fair Value
RSUs
Balance as of December 31, 2023	5,754,620	$4.38
RSUs Granted	1,200,000	$7.39
RSUs Vested	(5,688,042)	$4.38
RSUs cancelled	-	-
Balance as of June 30, 2024	1,266,578	$7.23

The summary of Restricted Shares activity for the period ended June 30, 2024 is disclosed below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Shares
Balance as of December 31, 2023	32,442,359	$4.38
Restricted Shares Granted	-	-
Restricted Shares Vested	(290,447)	$4.38
Restricted Shares cancelled	-	-
Balance as of June 30, 2024	32,151,912	$4.38

Each RSU represents the right to receive one share of the Common Stock upon vesting. The fair value of these RSUs was calculated based upon the Common Stock value on the date of grant, and the stock-based compensation expense is being recognized over the vesting period of four years. The aggregate unrecognized compensation expense for these awards is $88.1 million as of June 30, 2024. The unrecognized compensation expense for RSUs and restricted stock is expected to be recognized over a weighted average period of 3.15 years and 9.8 years, respectively. Upon the closing of the transaction, the Company recorded a one-time catch-up expense of $82.3 million under selling, general and administrative expenses. The aggregate grant date fair value of share-based awards that had vested on June 30, 2024 amounted to $26.2 million. No award was vested as of December 31, 2023. The Company recognized stock-based compensation expense related to RSUs of $88.0 million for the three months and six months ended June 30, 2024, which was included in the consolidated statements of operation and comprehensive loss as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Selling, general, and administrative	$88,043	$88,043
Share-based compensation expense before income taxes	88,043	88,043
Income tax benefit	(1,938)	(1,938)
Share-based compensation expense after income taxes	$86,105	$86,105

10.	Forward Purchase Agreement

On April 26, 2023, the Company and Polar entered into the Forward Purchase Agreement, dated April 26, 2023 (the “2023 Forward Purchase Agreement”), pursuant to which the Company agreed to purchase in the aggregate, on the date that is one year after the April 16, 2025 (the “Maturity Date”), up to 2,500,000 shares of Common Stock then held by Polar (subject to certain conditions and purchase limits set forth in the 2023 Forward Purchase Agreement). On April 9, 2024, the Company and Polar entered into a letter agreement (“Letter Agreement”) to the 2023 Forward Purchase Agreement (as amended, the “Forward Purchase Agreement”), pursuant to which the Company and Polar agreed to remove any obligations for Polar to purchase, and for the Company to pay any prepayment amount relating to, the Private Shares (as defined in the 2023 Forward Purchase Agreement) in exchange for the Company’s payment of approximately $246,600 to Polar. Pursuant to the Forward Purchase Agreement, at the Closing, (i) the Company paid approximately $10.67 per share (the “FPA Redemption Price”) or $5.0 million in the aggregate (the “Prepayment Amount”), in cash to Polar as a prepayment for the purchase of 445,000 shares of the Common Stock of the Company held by Polar (the “Forward Purchase Shares”), and (ii) Polar waived its redemption rights in connection with the Business Combination.

As of June 30, 2024, Polar has received approximately $5.0 million in cash, consisting of $4.8 million of the Prepayment Amount and $246,600 pursuant to the Letter Agreement. The forward purchase will settle on the Maturity Date, provided that the Maturity Date may be accelerated if the shares of the Common Stock of the Company trade below $2.00 per share for 10 out of 30 days or the shares are delisted by Nasdaq. At the settlement of the Forward Purchase Agreement, if the price of the shares of the Common Stock has appreciated to a value in excess of the FPA Redemption Price upon termination, then the Company and its stockholders would benefit from an opportunity to repurchase shares of the Common Stock at a price less than the current trading price. The transaction increased the liquidity available for trading in the Company’s Common Stock because Polar agreed not to redeem the shares in connection with the completion of the Business Combination. If and to the extent that the price of the shares of the Company’s Common Stock does not increase in excess of the FPA Redemption Price upon termination, then the cost of the arrangement for the Company will be limited to the aggregate repayment amount. Polar may terminate the Forward Purchase Agreement with respect to some or all of the Forward Purchase Shares prior to the Maturity Date, in which case, Polar will make a payment equal to the number of such terminated shares multiplied by the FPA Redemption Price.

On the Maturity Date, if Polar has not terminated the Forward Purchase Agreement in full, then the Company may be required to make a cash payment to Polar equal to the number of Forward Purchase Shares (less any shares terminated prior to the Maturity Date) multiplied by $0.60, minus the Prepayment Amount and Polar will return the Forward Purchase Shares to the Company. Among the reasons that the Company entered into the Forward Purchase Agreement was to increase the liquidity available for trading in shares of the Company’s Common Stock at the Closing, potentially increase the amount of working capital available to the Company following the Closing, reduce the number of redemptions in connection with the Business Combination to help ensure that, following completion of the Business Combination, the Company’s stockholder base would continue to comply with Nasdaq listing standards, including with respect to the minimum number of round lot holders and aggregate market value of publicly held shares.

As of June 30, 2024, the Company had $4.7 million in prepaid forward purchase agreement in contra-equity and $0.3 million in derivative financial instrument – forward purchase agreement within the condensed consolidated balance sheets.

11.	Income Taxes

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended June 30, 2024 and June 30, 2023, the Company recorded an income tax loss of $314.0 million and $1.9 million, respectively, and for the six months ended June 30, 2024 and June 30, 2023, the Company recorded an income tax loss of $340.0 million and $1.5 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded an income tax expense of $1.3 million and $0.7 million, respectively, and for the three months ended June 30, 2024 and June 30, 2023, the Company recorded an income tax expense of $0.1 million and $0.8 million.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on this analysis, the Company has not recorded a valuation allowance for deferred tax assets as of June 30, 2024.

12.	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, common share equivalents outstanding during the period.

The shares and net loss per common share, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio.

The computation of basic and diluted net loss per share and weighted-average shares of the Company’s Common Stock outstanding during the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)
Basic net loss per share:
Net loss	$(314,026)	$(1,904)	$(339,961)	$(1,453)
Income allocated to participating securities	-	-	-	-
Net loss attributable to common stockholders – basic and diluted	$(314,026)	$(1,904)	$(339,961)	$(1,453)

Shares used in computation:
Weighted-average common shares outstanding	99,569,095	77,242,379	88,405,737	77,242,379
Weighted-average effect of dilutive securities:
Diluted weighted-average common shares outstanding	99,569,095	77,242,379	88,405,737	77,242,379

Net loss per share attributable to common stockholders:
Basic	$(3.15)	$(0.02)	$(3.85)	$(0.02)
Diluted	$(3.15)	$(0.02)	$(3.85)	$(0.02)

There were no dividends declared or accumulated on the common shares during the six months ended June 30, 2024 and 2023. The Company applies the two-class method to its Restricted Shares, which contains non-forfeitable dividend rights and thereby meets the definition of participating securities, which requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Net loss is not allocated to participating securities in accordance with the contractual terms. The Company excluded the following securities from diluted EPS, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated, as including them would have had an anti-dilutive effect if the Company had applied the if-converted method to its convertible notes, the Make-Whole Provision and Mizuho Fee Agreement (as defined below), and treasury stock method for the warrants, restricted shares and RSUs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants to purchase common stock(1)	22,624,975	704,265	22,624,975	704,265
Unvested RSUs(2)	1,266,578	5,754,620	1,266,576	5,754,620
Contingent consideration to In2vate(3)	-	27,433	-	27,433
Convertible Notes(4)	-	2,740,685	-	2,740,685
Restricted Shares(5)	32,151,912	32,442,359	32,151,912	32,442,359

(1)	There are 8,250,000 Private Warrants and 14,374,975 Public Warrants during the six months ended June 30, 2024. The Public Warrants and Private Warrant have an exercise price of $11.50 and are out of money as of June 30, 2024. Therefore, all warrants are excluded from the dilutive EPS calculation.

(2)	RSUs are considered as antidilutive under the treasury stock method, as it will increase the weighted-average common shares outstanding, and the Company is at a net loss position for current quarter.

(3)	Contingencies underlying contingent consideration payable to In2vate were not met as of the end of the reporting period. Therefore, these shares have been excluded from the dilutive net loss per share calculation for the three month and six month ended June 30, 2023. These shares were issued upon the closing of the transaction and no contingent consideration remains for the three month and six month ended June 30, 2024.

(4)	If-converted method was applied to the Convertible Notes, in which the impact was anti-dilutive for the three and six months ended June 30, 2023. Therefore, they are excluded from the dilutive EPS calculation. These shares were issued upon the closing of the transaction.

(5)	Restricted Shares were excluded from dilutive earnings per share calculation for the three month and six month ended June 30, 2024 as the impact of including such shares would be anti-dilutive.

As discussed in Note 8 – Convertible Notes and Note 15 – Fee Equitization, the Make-Whole Provision and Mizuho agreement which can be settled in shares upon meeting certain contingencies are deemed to be antidilutive under the if-converted method. Refer to Note 8 – Convertible Notes and Note 15 – Fee Equitization for further discussion.

13.	Payroll Taxes Payable

The Company has not paid or filed employment payroll tax returns for any period from inception through December 31, 2022. The federal and state withholding tax, employer payroll taxes, penalties, and interest liability from inception of the Company through December 31, 2023 and related penalties and interest were recorded within Payroll Taxes Payable on the condensed consolidated balance sheets. The total liability was $3.0 million each as of June 30, 2024 and December 31, 2023, respectively. The final related charge for these accruals was recorded as of June 30, 2023 to “Selling, general, and administrative expenses” within the condensed consolidated statements of operations, and there have been no payroll tax expenses recorded since then.

14.	Fair Value Measurements

The Company’s financial instruments consist of Revolving Loans, 2020 Term Loans, 2021 Term Loans, 2023 Term Loans, Amended Term Loan, Loan Restructuring Liability, Warrant liability associated with Term Loans, 2023 and 2024 Convertible Notes, Private Placement Warrants, Make-Whole Provision and Subordinated Payable to Technology Partner. The carrying value and estimated fair value of the Company’s assets and liabilities as of June 30, 2024 and December 31, 2023, were as follows:

	June, 30, 2024			December, 31, 2023
	Principal amount	Carrying amount	Fair value	Principal amount	Carrying amount	Fair value
	(In thousands)
2020 Term Loans	$-	$-	$-	$2,697	$2,483	$2,697
2021 Term Loans	-	-	-	12,299	11,498	12,299
2023 Term Loan	-	-	-	10,000	7,215	10,000
2023 Convertible Notes	-	-	-	17,400	31,547	31,547
2024 Convertible Notes	-	-	-	-	-	-
Revolving line of credit	60,000	59,256	59,256	-	-	-
Subordinated Payable to Technology Partner	50,415	50,415	50,415	49,163	49,163	49,163
Private Placement Warrant	5,568	5,568	5,568	-	-	-
Warrant liability – Term Loan	-	-	-	11,870	11,870	11,870
Derivative financial instrument - Make-Whole Provision	15,839	15,839	15,839	-	-	-
Derivative financial instrument - forward purchase agreement	267	267	267	-	-	-

As of June 30, 2024, the Company’s liabilities measured at fair value on a recurring basis were categorized as follows within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities
Private Placement Warrant	$-	$5,568	$-	$5,568
Derivative financial instrument – forward purchase agreement	-	267	-	267
Derivative financial instrument –Make-Whole Provision	-	-	15,839	15,839
Total liabilities	$-	$5,835	$15,839	$21,674

As of December 31, 2023, the Company’s liabilities measured at fair value on a recurring basis were categorized as follows within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Liabilities
Warrant liability– Term Loan	$-	$-	$11,870	$11,870
2023 Convertible Notes	-	-	31,547	31,547
Total liabilities	$-	$-	$43,417	$43,417

With respect to the Revolving Loans, 2020 Term Loans, 2021 Term Loans, and 2023 Term Loans, the Company concluded the fair values as of June 30, 2024 and December 31, 2023, approximated the principal value. For Subordinated Payable to Technology Partner, the Company determined that the fair value approximated the principal value as of June 30, 2024, and December 31, 2023. The 2023 and 2024 Convertible Notes and the Loan Restructuring Shares liability are carried at fair value for each period presented.

The fair values of the 2023 and 2024 Convertible Notes, Loan Restructuring Shares liability and Amended Term Loan are estimated using a scenario-based approach which considers the conversion feature and related payoffs within each scenario. The fair value of the Make-Whole Provision is based on Monte-Carlo simulation.

The unobservable Level 3 inputs used in the valuation model for the Make-Whole Provision as of June 30, 2024 included the following:

Redemption Event
Volatility	50%
Time to event date (years)	0.42
Credit spread	28.57%
Risk-free rate	5.31%
Discount rate	33.90%

The volatility and credit spread input will impact the simulated stock price in the Monte-Carlo simulation, and thus the Make-Whole payment shares. The time to event date, risk free rate, together with the discount rate, will impact the present value of Make-Whole Provision per convertible share.

The following table summarizes the activity for the Company’s Level 3 liabilities measured at fair value (in thousands):

	Warrant Liability- WTI Term Loan	Convertible Note	Make Whole Provision	WTI -Loan Restructuring liability	WTI - Amended Term Loan
	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2023	$11,870	$31,547	$-	$-	$-
Issuance/initial recognition	-	29,415	1,196	2,813	26,025
Changes in fair value	49,330	175,325	14,643	15,547	(1,292)
Payment to Principal	-	-	-	-	(753)
Extinguishment	(61,200)	(236,287)	-	(18,360)	(23,980)
Balance as of June 30, 2024	$-	$-	$15,839	$-	$-

During the six months ended June 30, 2024 and 2023, Private Warrants from the Business Combination transferred from Level 3 to Level 2. Refer to Note 7 – Warrants for more information.

15	Fee Equitization

BTIG Fee Agreement

On July 25, 2023, BTIG and Arrowroot entered into a letter agreement (the “BTIG Engagement Letter”) pursuant to which Arrowroot engaged BTIG as a financial advisor in connection with the Business Combination. On March 27, 2024, BTIG and Arrowroot amended the BTIG Engagement Letter (the “BTIG Amendment”), to provide that, in lieu of payment in cash of the full amount of any advisory fees or other fees and expenses owed under the BTIG Engagement Letter, Arrowroot will pay to BTIG $3.0 million in advisory fees (the “BTIG Advisory Fee”) and BTIG Expenses. The BTIG Expenses will be paid in cash upon the consummation of the Business Combination. The BTIG Advisory Fee will be payable to BTIG in the form of shares of Common Stock in an amount of shares equal to the greater of (i) $3.0 million, divided by $10.00 and (ii) the quotient obtained by dividing (x) $3.0 million by (y) the VWAP (as defined in the BTIG Amendment) of Common Stock over the seven (7) trading days immediately prior to the initial filing of the Resale Registration Statement (as defined in the BTIG Amendment). Under the BTIG Amendment, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement, and a failure of the combined company to discharge such obligations may result in the ability of BTIG to require the combined company to pay the BTIG Advisory Fee in cash.

On June 3, 2024, the Company issued 511,073 shares to BTIG at an aggregate purchase price of $3.0 million to settle the amount due under the BTIG Engagement Letter.

Cooley Fee Agreement

On October 20, 2020, Cooley and Arrowroot entered into a letter agreement (the “Cooley Engagement Letter”) pursuant to which Arrowroot engaged Cooley LLP (“Cooley”) as a law firm in connection with the Business Combination. On March 27, 2024, Cooley and Arrowroot amended the Cooley Engagement Letter (the “Cooley Amendment”), to provide that, Arrowroot would pay to Cooley $2.0 million in legal fees in the form of a certain number of shares (the “Cooley Fee Shares”). The Cooley Fee Shares will be issued in the form of shares of Common Stock in an amount of shares equal to the greater of (i) $2.0 million, divided by $10.00 and (ii) the quotient obtained by dividing (x) $2.0 million by (y) the VWAP (as defined in the Cooley Amendment) of Common Stock over the seven (7) trading days immediately prior to the initial filing of the Resale Registration Statement (as defined in the Cooley Amendment). Under the Cooley Amendment, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement. In May 2024, the Cooley Amendment was further amended to reduce the equity-settled transaction costs payable fee from $2.0 million to $1.3 million. On June 3, 2024, the Company issued 221,465 shares to Cooley at an aggregate purchase price of $1.3 million to settle the amount due under the Cooley Engagement Letter and Cooley Amendment.

Cantor Fee Agreement

On March 27, 2024, the Company and Cantor Fitzgerald & Co. (“Cantor”) entered into the Fee Reduction Agreement (“Fee Reduction Agreement”), pursuant to which Cantor agreed to forfeit approximately $4.1 million of deferred underwriting fees payable in connection with the IPO, resulting in a remainder of $6.0 million of deferred underwriting fees payable by the Company to Cantor subject to the closing of the Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee shall be payable to Cantor in the form of shares of Common Stock issuable upon the filing with the SEC of a resale registration statement. The number of shares of Common Stock issuable to Cantor in satisfaction of the Reduced Deferred Fee will be equal to the greater of (i) the Reduced Fee divided by $10.00 and (ii) the Reduced Fee divided by the VWAP (as defined in the Fee Reduction Agreement) over the seven (7) trading days preceding the date of filing of such resale registration statement. Under the Fee Reduction Agreement, the combined company will be subject to, among others, certain obligations with respect to the filing of the resale registration statement and maintaining the continued effectiveness of the resale registration statement, and a failure of the combined company to discharge such obligations may result in the ability of Cantor to require the combined company to pay the Reduced Deferred Fee in cash. On June 3, 2024, the Company issued 1,022,147 shares to Cantor at an aggregate purchase price of $6.0 million to settle the amount due under the Fee Reduction Agreement.

Mizuho Fee Agreement

On June 5, 2020, Mizuho and iLearningEngines entered into a letter agreement (the “Mizuho Engagement Letter”) pursuant to which iLearningEngines engaged Mizuho as a financial advisor in connection with the Business Combination. On March 27, 2024, the Company and Mizuho amended the Mizuho Engagement Letter, to provide that, in lieu of payment in cash of the full amount of any advisory fees or other fees or expenses owed under the Mizuho Engagement Letter, iLearningEngines shall pay (or cause the combined company to pay) Mizuho the $7.5 million Mizuho fee in cash and Common Stock. The distribution of the $7.5 million fee will be $6.5 million in shares and $1.0 million in cash. Prior to the issuance of such shares, iLearningEngines will agree to register such shares on Form S-3 or Form S-1 or any similar long-form registration statement that may be available at such time and to list such shares on the principal national securities exchange on which the Common Stock are then listed and traded. On June 7, 2024, the Company fully paid the $1.0 million portion of the fee in cash. The remaining $6.5 million is presented under equity-settled transaction costs payable.

16.	Commitments and Contingencies

Contingencies

The Company evaluates for any potential impact of loss contingencies that are probable and reasonably estimable. As of June 30, 2024, there were no loss contingencies recorded.

While the Company does not anticipate that the resolution of any ongoing matters will have a material impact on its results of operations, financial condition, or cash flows, it is important to note that the ultimate outcome of these matters remains uncertain. In the event of an unfavorable resolution of one or more of these contingencies, it could have a material effect on the Company’s financial condition, results of operations, or cash flows.

The Company will continue to monitor these matters and disclose any significant developments or changes in future financial statements as necessary.

Purchase Commitments

The Company has a separate 10-year contract with a major customer, which commenced in 2018, for the purchase of the customer’s end-user data. This data is essential for the Company’s development and utilization of its next generation AI platform. The annual price for this data acquisition amounts to approximately $30.0 million. Additionally, in 2018, the Company entered into a long-term software licensing contract with a major customer, subject to an additional 5-year renewal. With a set expiration date in June 2024, the Company elected to renew the contract for 5 years, see Note 18 for more details. The contract annual value remains $50.3 million. As part of the agreement, the Company installs its software licenses on the customer’s servers, and in exchange, the customer pays an annual fee for access to the software license and related maintenance services.

Excise Tax Payable

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Company currently maintains an excise tax accrual consisting of $2.5 million related to tax year 2023 redemptions of ARRW shares recorded under excise tax payable and $53 thousands relating to the FPA to be settled in tax year 2025 recorded under accrued expenses.

The sale of the software license and the purchase of the customer’s end-user data are treated as distinct and independent transactions. Furthermore, the software licensing contract and the data acquisition contract can be canceled individually without affecting the other contract, with the data acquisition contract requiring twelve months’ notice for cancellation by either party. Due to the distinct nature of the data acquisition from the customer, which is obtained at fair value and used primarily for research and development purposes, the revenue generated from the software licensing contract is recognized on a gross basis. Conversely, the expenses associated with the data acquisition are also recognized on a gross basis and classified as research and development expenses.

Litigation

The Company is involved in litigation arising in the normal course of business. Such litigation is not expected to have a material effect on the Company’s financial condition, results of operations, and cash flows.

17	Related party transaction

On April 1, 2024, Harish Chidambaran, the Chief Executive Officer and a major shareholder of the Company, deposited $35,000 to the Company’s operating bank account. The borrowing was deemed to be short-term and non-interest bearing. On July 29, 2024, the $35,000 related party loan was repaid in full. In addition, a Company executive deposited $43,500 on April 1, 2024 to the Company’s operating bank account, and the Company repaid the amount on April 18, 2024.

18	Subsequent Events

The Company has evaluated all events subsequent to June 30, 2024 and August 13, 2024, which represents the date these condensed consolidated financial statements were available to be issued. The Company is not aware of any subsequent event that would require recognition or disclosure in the condensed consolidated financial statements other than those described below.

On July 1, 2024, a major contract was renewed for an additional five-year term. This renewal extends the standard product and content license agreement, specifically the ILE License & Subscription, from July 1, 2024, to June 30, 2029. There are no changes to the contract clauses, cancellation terms, or payment terms. The annual license fee for this contract remains at $50.3 million.

On July 1, 2024, the Master Services Agreement (“MSA”) with the Technology Partner was amended to extend the term by one year. The MSA was originally set to expire on June 30, 2024, and now expires on June 30, 2025. There are no changes to any other terms or clauses of the existing MSA. The current services, including R&D Development, Customer Support Services, and Marketing & Sales Support, remain unchanged. Additionally, this extension does not affect the previously amended 2024 interest rate for the subordinated payable to the Technology Partner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “iLearningEngines,” “the Company,” “we,” “us” or “our” refer to iLearningEngines Inc. (which changed its name to iLearningEngines Holdings, Inc. in connection with the Business Combination (as defined below)) and its subsidiaries prior to the consummation of the Business Combination and iLearningEngines, Inc. (formerly known as Arrowroot Acquisition Corp.) after the consummation of the Business Combination, unless the context otherwise requires.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of iLearningEngines, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

iLearningEngines is an out-of-the-box AI platform that empowers customers to “productize” their institutional knowledge and generate and infuse insights in the flow-of-work to drive mission critical business outcomes. iLearningEngines’ customers “productize” their institutional knowledge by transforming it into actionable intellectual property that enhances outcomes for employees, customers and other stakeholders. Our platform enables enterprises to build intelligent “Knowledge Clouds” that incorporate large volumes of structured and unstructured information across disparate internal and external systems, and to automate organizational processes that leverage these Knowledge Clouds to improve performance. Our Learning Experience Platform addresses the corporate learning market and our Information Intelligence Platform addresses the information management, analytics and automation markets. We combine our platforms with vertically focused capabilities and data models to operationalize AI and automation to effectively and efficiently address critical challenges facing our customers. Our customers utilize our platform to analyze and address employee knowledge gaps, provide personalized cognitive assistants or chatbots, and make predictive decisions based on real-time insights.

We serve more than 1,000 enterprise end customers, with over 4.9 million licensed users across 12+ industry verticals. Our revenue by end licensed user industry vertical is set forth below:

Other includes customers in the oil & gas, aviation, retail, automobile, utilities, government, and logistics industries.

Our customers are broadly distributed geographically with a focus on North America and India. Our revenue by customer geography is shown below:

With respect to our disaggregation of revenue by customer geography, geography is primarily determined based on the location of the customer identified in the contract. As described in Note 4 of the unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, we enter contracts with a technology partner (“Technology Partner”) through which the Technology Partner purchases and integrates our platform into the Technology Partner’s own software solution provided to one of the Technology Partner’s customers. In this type of contractual arrangement, we identify the Technology Partner as our customer. In contractual arrangements in which the Technology Partner is identified as the customer, the Technology Partner’s end customer may or may not be known by us. In cases in which the Technology Partner’s customer is known to us, the geography is determined based on the location of the Technology Partner’s customer and conversely, in cases in which the Technology Partner’s customer is not known, the customer geography is determined based on the geography of the Technology Partner.

We provide access to our platform through software licenses that grant our customers the right to use our proprietary software and access to our maintenance and support services. Most of the value of our contracts relates to software licenses for the use of our software and related maintenance and support, but we also allocate a portion of the consideration to implementation services. Nearly all of our revenues are generated from long term maintenance and support agreements, which are typically one to three years in length and contain provisions to auto-renew for one-year periods. As a result of our deep integration within the operations of our clients and our multi-period maintenance and support agreements, our business model provides us with significant visibility into our future performance and considerable predictability of our results.

Pricing for our contracts is determined based on scale, use cases, usage patterns of our customers and strategic value to us, as well as the amount of support we expect will be required. Therefore, our pricing is highly variable. We offer user licenses for both “Experts” and end users (“Learners”). “Experts” are the designated “gatekeepers” within our customers’ organizations that are granted content augmentation capabilities and are provided with the ability to create and distribute content to improve outcomes. Learners utilize the platform for the consumption of learning and other content. “Expert” licenses are priced higher since they require more consistent ongoing support from us.

The following contracted customers accounted for more than 10% of our revenue in the periods shown below:

Three Months Ended June 30,				Six Months Ended June 30,
2024		2023		2024		2023
	(%)		(%)		(%)		(%)
Customer A	16.0%	Customer A	20.0%	Customer A	16.3%	Customer B	18.9%
Customer B	13.0%	Customer C	16.6%	Customer B	12.9%	Customer D	14.2%
Customer C	12.4%	Customer E	12.1%	Customer C	11.3%	Customer A	13.3%
Customer D	10.6%	Customer B	11.5%	Customer D	10.9%	Customer E	12.6%
		Customer D	10.9%			Customer F	10.4%

For the six months ended June 30, 2024, we generated $260 million of revenue, representing 33% growth over the prior year, with 69% gross margins. Our near-term profitability will be affected mainly by our ability to grow revenue, the gross margins we can achieve on sales, and our ability to control our selling, general and administrative and research and development (“R&D”) expenses while strategically investing in our growth and solution capabilities. We expect that our cost of revenue will increase on an absolute basis over the next few quarters as a result of implementation and dedicated application and content support for newly added customers to ensure that our customers are able to increase engagement and optimizing the value of our products. Our sales strategy includes leveraging channel partners with significant domain expertise to provide us with access to new customers, verticals and markets, and our direct salesforce has proven to be effective in expanding our presence within our customers. Over time, we intend to prioritize our growth within industry verticals and geographies that we believe will provide the greatest profitability prospects for us over the longer term.

The Business Combination

On April 27, 2023, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Arrowroot Acquisition Corp. (“Arrowroot” or “ARRW”), a Delaware corporation and ARAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ARRW (“Merger Sub”). On April 16, 2024 (the “Closing Date”), we consummated the merger transactions contemplated by the Merger Agreement, following the approval by ARRW’s stockholders at a special meeting of stockholders held on April 1, 2024, whereby Merger Sub merged with and into Legacy iLearningEngines (as defined below) with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). The closing of the Business Combination is herein referred to as “the Closing.”

In connection with the consummation of the Merger on the Closing Date, ARRW changed its name from Arrowroot Acquisition Corp. to iLearningEngines, Inc. and iLearningEngines changed its name to iLearningEngines Holdings, Inc. (in such post-closing capacity, “Legacy iLearningEngines”). As a result of the Merger and upon the Closing, among other things, (1) each share of Legacy iLearningEngines common stock issued and outstanding as of immediately prior to the Closing was exchanged for the right to receive the number of shares of common stock, par value $0.0001 per share, of iLearningEngines (“Common Stock”) equal to the exchange ratio of 0.80614803 (the “Exchange Ratio”) for an aggregate of 77,242,379 shares of Common Stock; (2) each share of Legacy iLearningEngines Common Stock held in the treasury of Legacy iLearningEngines was cancelled without any conversion thereof and no payment or distribution was or will be made with respect thereto; (3) each Vested RSU was cancelled and converted into the right to receive, subject to settlement and delivery in accordance with the Legacy iLearningEngines equity incentive plan, a number of Common Stock equal to the Exchange Ratio, for an aggregate of 5,675,890 shares of Common Stock; (4) each Unvested RSU was cancelled and converted into the right to receive a number of restricted stock units issued by the iLearningEngines equal to the Exchange Ratio (“iLearningEngines Converted RSU Award”), with each iLearningEngines Converted RSU Award subject to the same terms and conditions as were applicable to the original Legacy iLearningEngines restricted stock unit award, for an aggregate of 78,730 shares of Common Stock subject to iLearningEngines RSU Awards; (5) each share of vested Legacy iLearningEngines restricted stock was converted into the right to receive a number of shares of Common Stock equal to the Exchange Ratio, for an aggregate of 290,447 shares of Common Stock; (6) each share of unvested Legacy iLearningEngines restricted stock was converted into the right to receive a number of restricted shares of Common Stock (“iLearningEngines Converted Restricted Stock”) equal to the Exchange Ratio, with substantially the same terms and conditions as were applicable to such unvested Legacy iLearningEngines restricted stock immediately prior to the Effective Time, which shares will be restricted subject to vesting on the books and records of Legacy iLearningEngines, for an aggregate of 32,151,912 shares of iLearningEngines Converted Restricted Stock; and (7) each Convertible Note (as defined below) was converted into the right to receive a number of shares of Common Stock equal to the Convertible Note Balance, divided by $10.00, for an aggregate of 13,060,608 shares of Common Stock.

Key Performance Metrics

We regularly review the following performance metrics to evaluate our business, identify trends affecting our business, prepare financial projections, and make strategic decisions. The calculation of these metrics may differ from other similarly titled metrics used by other companies, securities analysts or investors.

Annual Recurring Revenue. Annual Recurring Revenue (“ARR”) is defined as the annualized recurring value of all active maintenance and support contracts at the end of a reporting period. We believe ARR is useful for assessing the performance of our recurring maintenance and support revenue base and identifying trends affecting our business. ARR mitigates fluctuations due to seasonality, contract term, sales mix, and revenue recognition timing resulting from revenue recognition methodologies under GAAP. ARR should be viewed independently of revenue as it is an operating measure and is not intended to be combined with or to replace GAAP revenue.

	As of June 30,
	2024	2023
ARR	$520,789	$390,976

Net Dollar Retention.    Net Dollar Retention (“NDR”) is an operational performance measure that we use to assess our client retention and its dollar impact on our business. We define Net Dollar Retention (“NDR”) as the ARR in dollars generated in the current period by clients that existed in the prior comparable period divided by the ARR in dollars by those same clients in the prior period. NDR illustrates the impact of upgrades, downgrades and cancellations in the current period on the existing client base. Since NDR does not factor in revenue from clients acquired in the current period and includes any churn from existing contracted customers, we believe it is an accurate measure of client retention. For the avoidance of doubt, NDR does not exclude prior year contracted customers that were not retained in the current year. Our NDR has varied between 133% and 130% for the three months ended June 30, 2023 and 2024 period, and varied between 129% and 131% for the six months ended June 30, 2023 and 2024 period. We intend to continue to employ a “land and expand” strategy which will help grow our NDR, but NDR may also begin to be affected by the maturation of our existing client base which could stabilize their dollar spend with us.

NDR is calculated as the dollar value of recurring revenue from existing clients at the end of the prior period, plus the current period’s dollar impact of upsells or cross-sells from the prior period’s existing clients, minus the current period’s dollar impact of churn or downgrades from the prior period’s existing clients, divided by prior period recurring revenues from existing clients.

The dollar impact of upsells or cross-sells is calculated as the sum of incremental recurring revenue between the end of the prior period and the end of the current period from the prior period’s existing clients that expanded usage of our products resulting in incremental recurring revenues earned in the current period.

The dollar impact of churn or downgrades is calculated as the difference in recurring revenue between the end of the prior period and the end of the current period from the prior period’s existing clients that have decreased in usage or are no longer revenue contributing customers.

	As of June 30,
	2024	2023
Net Dollar Retention	130%	133%

The decrease in NDR for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was the result of the period’s contract downgrades and existing customer churn from prior periods. The increase in NDR for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was the result of upsells, cross-sells, and upgrades with existing customers.

Adjusted EBITDA.    Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage within our business. We define Adjusted EBITDA as net (loss) income, before interest, income taxes, depreciation and amortization, non-capitalizable transaction costs, stock-based compensation, change in fair value of Term Loans (as defined below), change in fair value of loan restructuring liability, change in fair value of Make-Whole Provision (as defined below), change in fair value of warrant liability, change in fair value of convertible notes and gain/loss on debt extinguishment, and other non-operating income and expenses. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results. We expect Adjusted EBITDA to fluctuate in future periods as we continue to invest in our business to achieve greater scale and efficiencies.

We report our financial results in accordance with GAAP but management believes that Adjusted EBITDA provides investors with additional useful information in evaluating our performance. Adjusted EBITDA is a financial measure that is not required by or presented in accordance with GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not reflect other non-operating expenses; (iv) it does not reflect tax payments that may represent a reduction in cash available to us and (v) it does not reflect transaction costs which were capitalized. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net (loss) income and our other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net loss	$(314,026)	$(1,904)	$(339,961)	$(1,453)
Interest expense	1,398	1,567	3,384	3,155
Income tax expense	67	804	1,289	652
Depreciation and amortization	7	13	61	39
EBITDA	(312,554)	480	(335,227)	2,393
Other expense	52	(45)	52	17
Share-based compensation	88,043	-	88,043	-
Transaction costs (1)	424	1,175	1,483	1,201
Change in fair value of warrant liability	37,395	(280)	52,513	-
Change in fair value of WTI loan	(1,292)	-	(1,292)	-
Change in fair value of loan restructuring liability	15,547	-	15,547	-
Change in fair value of Make-Whole Provision	14,643	-	14,643	-
Change in fair value of convertible notes	169,860	-	175,325	-
Gain/(loss) on debt extinguishment	(8,160)	-	1,881	-
Adjusted EBITDA	$3,958	$1,330	$12,968	$3,611

(1)	Represents legal, tax, accounting, consulting, and other professional fees related to the Merger with ARRW and previously explored strategic alternatives, all of which are non-recurring in nature. Additionally, for the three months ended June 30, 2024, transaction costs represents $0.7 million gain from forgiveness of deferred transaction costs.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on several factors that present significant opportunities, risks and challenges for us.

Ability to attract and engage new customers.    To grow our business, we must attract additional clients in the industries we currently serve and attract new customers in new industries. We added 828,296 new licensed users in the three months ended June 30, 2024. In some of our newer industry verticals, we will need to further develop tailored solutions to best serve their interests. Engaging with new customers in any industry generally involves longer sales cycles and developing specialized industry solutions will require additional R&D expenses.

Ability to expand within our existing customer relationships.    We have significant opportunities to further expand sales to our existing customer base, including expanding into new divisions and adding additional users. Our sales strategy is product-led and focuses on business units within companies, which we believe lends itself to expansion within organizations by demonstrating effective outcomes for our customers. As companies continue to embrace the power of our AI and automation tools, we target additional use cases across their enterprise. We intend to focus on these opportunities to expand our presence within our existing customers over time. Our business and results of operations will depend on our ability to continue to drive higher usage rates and new use cases within our existing customer base.

Ability to expand our geographic footprint.    We have demonstrated the value of our solutions across many different use cases in a variety of verticals, and we believe that there are many geographic markets in the U.S. and around the world that are currently underpenetrated that can benefit from our solutions. However, our growth could be affected if we are unable to establish effective channel partner relationships in our target geographies on commercially reasonable terms or at all, if our solutions are not as well received in these new markets, or if competition or cultural norms impede our ability to penetrate these markets.

Adoption rate of AI-driven solutions.    Our ability to grow our customer base and drive adoption of our platform is affected by overall demand levels for AI-assisted learning, automation, and information intelligence solutions. As advanced “intelligent” technology becomes increasingly critical to business operations, we believe the need for AI-enhanced development solutions, particularly an integrated platform such as ours, will increase. However, our growth could be affected if AI solutions are not embraced rapidly or are affected by some of the actual or perceived shortcomings of AI.

Potential Merger and Acquisition.    We intend to complement our organic growth by pursuing strategic and tuck-in acquisition opportunities. We believe we can acquire attractive established customer bases in new markets and industry subsectors where we can leverage data sets and create new or better curriculums. However, there is no guarantee that these potential transactions can be completed on commercially reasonable terms or at all. Additionally, these acquisitions may divert management’s attention and require meaningful integration efforts, which could impact our performance.

Public company costs.    Following the consummation of the business combination, iLearningEngines was deemed the accounting acquirer and the business combination was accounted for as a reverse recapitalization. As a result of the business combination, iLearningEngines became the successor to an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Key Components of Statement of Operations

Revenue

We generate our revenue primarily from software licenses for use of our proprietary software and related maintenance and support.

Implementation services

All customers require implementation services prior to being able to use the iLearningEngines platform. To date iLearningEngines has outsourced these services to the Technology Partner who has been trained to provide the implementation services. Implementation services generally take one to three months and consist of the phases we follow as part of our customer onboarding process. We are the principal in the delivery of implementation services.

The implementation services do not involve significant customization or creating new software functionality. Instead, the services mainly focus on configuration and mapping customer data with the required attributes within the software platform to ensure the platform’s built-in functionalities can be utilized by the customer. Revenues from implementations are recognized over time as such services are performed using an input method of efforts expended, compared to total estimated efforts to complete the project.

Combined software license and maintenance

The combined software license and maintenance performance obligation relates to the license to our AI platform and related maintenance services (including critical support functions and updates) provided over the license term. The software license to the AI platform is not considered distinct from the maintenance services, because the customer cannot derive the intended value from the software without ongoing critical support services and updates that are provided by the maintenance services. We recognize revenue from the combined software license and maintenance performance obligation ratably over the contract term beginning on the date that the software license is delivered to the customer and related maintenance services are made available, as the customer simultaneously receives and consumes the benefits of the combined software license and maintenance performance obligation. Contracts with customers typically include a fixed amount of consideration and are generally cancellable with 24 months’ notice. We typically invoice customers quarterly in advance for our software license and maintenance services upon execution of the initial contract or subsequent renewal.

A contract’s transaction price, which is generally a fixed fee in our arrangements, is allocated to each performance obligation and recognized as revenue as the respective performance obligation is satisfied. Our process for determining standalone selling price (“SSP”) involves significant management judgment since our performance obligations are not sold separately. In determining the SSP of implementation services, we estimate the cost of providing the services and add a reasonable margin. Our cost estimates are primarily based on historical cost data for similar implementation projects. The SSP of the combined software license and maintenance performance obligation uses the residual approach to estimate SSP as we sell our AI platform and related maintenance services to different customers at a highly variable range of amounts.

Cost of Revenue

Cost of revenue is comprised of expenses related to customer support and fees paid to third parties. We have level 1 support related to helpdesk, application, and content support. These are variable costs that are linked to the number of active contracts. Application support in cost of revenue refers to application support and maintenance activities including integration of iLearningEngines into enterprise systems, process workflow configurations, issue triage, quality assurance and upgrade rollout support. Content support includes support provided for business operations on content maintenance, new content onboarding, SME support, ongoing re-training of AI models.

Operating Expenses

Our operating expenses consist of selling, general and administrative expenses, and R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee-related compensation, including stock-based compensation and for management and administrative functions, including our finance and accounting, legal, and people teams. Selling, general and administrative expenses also include certain professional services fees, insurance, our facilities costs, and other general overhead costs that support our operations.

Our sales strategy is comprised of two main constituents: our direct sales team and our channel partners. Our direct sales team is tasked with both acquiring direct clients in established verticals and acquiring new channel partners in expansion markets. We leverage our channel partners to generate leads in new verticals and geographies which we then scale through our direct sales force. Our sales team is supported by engineers with deep technical expertise and responsibility for pre-sales technical support, solutions for engineering for our customers and technical training for our channel partners.

We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and through our channel partner relationships. Our marketing programs target the business units within companies rather than their purchasing, human resources or administrative departments to drive sales by demonstrating the impact of our product capabilities on results. Our principal marketing programs include webinars, roadshows, exhibitions and events that we sponsor, cooperative marketing efforts with channel partners, and use of our website.

Research and Development Expenses

A critical part of our development efforts in AI is the data to train AI. R&D expense primarily consist of compensation costs, for employees in engineering, design and product development and maintenance, outsourced costs related to development partners, external contractors, data purchase cost and the allocation of other R&D costs. To date, our total spend on data purchases is over $160 million. Costs incurred by us between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. As of June 30, 2024, no costs have been capitalized.

Interest Expense

Interest expense consists primarily of interest expense, amortization of debt issuance cost incurred under our long-term debt facility.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability consists of gains or losses from change in fair value of private warrants and WTI warrants (as defined below).

Change in Fair Value of WTI Loan

Change in fair value of WTI loan consists of gains or losses from the Term Loans (as defined below).

Change in Fair Value of Loan Restructuring Liability

Change in fair value of loan restructuring liability consists of gains or losses from the Term Loans loan restructuring liability.

Change in Fair Value of Make-Whole Provision

Change in fair value of Make-Whole provision associated with the 2024 Convertible Notes (as defined below) (“Make-Whole Provision”) consists of gains or losses from the Make-Whole Provision. The fair value of the Make-Whole Provision is based on Monte-Carlo simulation.

Change in Fair Value of Convertible Notes

We elected the fair value option for the Convertible Notes (as defined below). Change in fair value of convertible notes consists of gains or losses from the Convertible Notes.

Gain/loss on Debt Extinguishment

On April 17, 2024, we entered into the Term Loan Amendment (as defined below), extinguishing the Term Loans. The difference between the carrying value of the Term Loans and the fair value of the Amended Term Loan (as defined below) resulted in a loss of $10.1 million. In addition, we paid off the Amended Term Loan and cancelled 815,999 shares of Common Stock related to the prepayment of the Amended Term Loan, resulting in a gain/loss on debt extinguishment of $8.2 million.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate.

Results of Operations

The following tables set forth our results of operations for the periods presented.

	Three months Ended June 30,		Amount Change	% Change	Six months Ended June 30,		Amount Change	% Change
(Dollars in thousands)	2024	2023	2024 vs 2023	2024 vs 2023	2024	2023	2024 vs 2023	2024 vs 2023
Revenue	$135,538	$101,245	$34,293	33.9%	$260,473	$195,225	$65,248	33.4%
Cost of revenue	41,845	30,094	11,751	39.0%	80,559	61,645	18,914	30.7%
Gross profit	93,693	71,151	22,542	31.7%	179,914	133,580	46,334	34.7%
Operating expenses:
Selling, general, and administrative expenses	137,662	36,854	100,808	273.5%	178,885	68,466	110,419	161.3%
Research and development expenses	41,245	30,433	10,812	35.5%	78,344	59,015	19,329	32.8%
Total operating expenses	178,907	67,287	111,620	165.9%	257,229	127,481	129,748	101.8%
Operating (loss) income	(85,214)	3,864	(89,078)	NM	(77,315)	6,099	(83,414)	NM
Other (expense) income
Interest expense	(1,398)	(1,567)	169	(10.8)%	(3,384)	(3,155)	(229)	7.3%
Change in fair value of warrant liability	(37,395)	(410)	(36,985)	NM	(52,513)	(690)	(51,823)	NM
Change in fair value of WTI loan	1,292	-	1,292	NM	1,292	-	1,292	NM
Change in fair value of loan restructuring liability	(15,547)	-	(15,547)	NM	(15,547)	-	(15,547)	NM
Change in fair value of Make-Whole Provision	(14,643)	-	(14,643)	NM	(14,643)	-	(14,643)	NM
Change in fair value of convertible notes	(169,860)	(3,038)	(166,822)	NM	(175,325)	(3,038)	(172,287)	NM
Gain from forgiveness of deferred transaction cost	700	-	700	NM	700	-	700	NM
Gain/(loss) on debt extinguishment	8,160	-	8,160	NM	(1,881)	-	(1,881)	NM
Other expense	(52)	45	(97)	(215.6)%	(52)	(15)	(37)	246.7%
Foreign exchange loss/gain	(2)	6	(8)	(133.3)%	(4)	(2)	(2)	100.0%
Total other expense	(228,745)	(4,964)	(223,781)	NM	(261,357)	(6,900)	(254,457)	NM
Net loss before income taxes	(313,959)	(1,100)	(312,859)	NM	(338,672)	(801)	(337,871)	NM
Income tax expense	(67)	(804)	737	(91.7)%	(1,289)	(652)	(637)	97.7%
Net loss	$(314,026)	$(1,904)	$(312,122)	NM	$(339,961)	$(1,453)	$(338,508)	NM

NM - not meaningful

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue by Geographical Region

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
India	$53,998	$41,411	$12,587	30.4%
Percentage of revenue	39.8%	40.9%
North America	$56,566	$45,606	$10,960	24.0%
Percentage of revenue	41.8%	45.0%
Other	$24,974	$14,228	$10,746	75.5%
Percentage of revenue	18.4%	14.1%
Total revenue	$135,538	$101,245	$34,293	33.9%

Global Revenue

Global revenue increased by $34.3 million, or 33.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to 13 new contracts in the quarter including six new contracts to new customers and seven upsells. Please see further discussion of the change by region below.

India

Revenue in India increased by $12.6 million, or 30.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to three new contracts through upsell to our existing customers of $7.5 million and two new contracts to new customers of $3.4 million, a reduction of $2.0 million to customer churn and remaining coming from an increase in license revenue as part of renewals.

North America

Revenue in North America increased by $11.0 million, or 24.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to two new contracts through upsell to our existing customers of $4.4 million, three new contracts to new customers of $6.0 million, and the remaining coming from an increase in license revenue as part of renewals.

Other

Revenue in other regions, which includes Middle East and Europe, increased by $10.8 million, or 75.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to two new contracts through upsell to our existing customer of $9.0 million, one new contract to a new customer of $1.5 million and remaining coming from an increase in license revenue as part of renewals.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Cost of revenue	$41,845	$30,094	$11,751	39.0%
Gross margin	69.1%	70.3%	(1.1)%

Cost of revenue increased by $11.8 million, or 39.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to 13 new contracts that were added. We had an increase in cost of revenue due to new implementation costs, application & content support costs and operations and support costs related to new accounts.

Gross margin decreased to 69.1% for the three months ended June 30, 2024 compared to 70.3% for the three months ended June 30, 2023, primarily due to the higher dedicated support needs and related costs being higher in the first year for newly added contracts, which contributes to higher cost as the new contracts are in implementation stage.

Costs and Expenses

Selling, General and Administrative Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Selling, general and administrative expenses	$137,662	$36,854	$100,808	273.5%
Percentage of revenue	101.6%	36.4%	65.2%

Selling, general and administrative expenses increased by $100.8 million, or 273.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to share based compensation related expenses totaling $88.0 million. The increase is also due to new business development expense costs, marketing costs, transaction costs, and proof of concept development costs linked to larger pipeline in line with growth projections. Additionally, success-based commissions have also increased related to new direct contract wins.

Research and Development Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development expenses	$41,245	$30,433	$10,812	35.5%
Percentage of revenue	30.4%	30.1%	0.4%

Research and development expenses increased by $10.8 million, or 35.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to R&D activities related to new AI digital asset development, existing AI digital asset maintenance including monitoring, machine learning/AI model improvements, enhancement, data validation and testing and quality assurance activities. We believe such R&D activity is required to maintain our product edge and build competitive barriers and drive future growth.

Other Income and Expenses

Interest Expense

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Interest expense	$(1,398)	$(1,567)	$169	(10.8)%
Percentage of revenue	(1.0)%	(1.5)%	0.5%

Interest expense decreased by $0.2 million, or 10.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the prepayment of the Amended Term Loan and interest from the new Revolving Loans (as defined below).

Change in Fair Value of Warrant Liability

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of warrant liability	$(37,395)	$(410)	$(36,985)	NM
Percentage of revenue	(27.6)%	(0.4)%	(27.2)%

Change in fair value of warrant liability increased to $37.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is primarily driven by the settlement of WTI warrants and the reclassification of public warrants from liability to equity.

Change in Fair Value of WTI Loan

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of WTI loan	$1,292	$-	$1,292	NM
Percentage of revenue	1.0%	-%	1.0%

Change in fair value of WTI loan decrease by $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The Term Loans were restructured in March 2024 at which point we elected to record the facility under the fair value option resulting in the changes in fair value flowing through the income statement which were not present in the comparative period.

Change in Fair Value of Loan Restructuring Liability

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of loan restructuring liability	$(15,547)	$-	$(15,547)	NM
Percentage of revenue	(11.5)%	-%	(11.5)%

Change in fair value of loan restructuring liability decreased to $15.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The Term Loans were restructured in March 2024 at which point we elected to record the related restructuring liability under the fair value option resulting in changes in fair value flowing through the income statement which were not present in the comparative period. The decrease in fair value during the period was driven primarily by the change in fair value of the shares underlying the liability which was subsequently settled during the period.

Change in Fair Value of Make-Whole Provision

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of Make-Whole Provision	$(14,643)	$-	$(14,643)	NM
Percentage of revenue	(10.8)%	-%	(10.8)%

Change in fair value of Make-Whole Provision increase by $14.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is due to the recognition of the Make-Whole Provision liability associated with the 2024 Convertible Notes on a standalone basis. The Make-Whole Provision was previously an embedded feature in 2024 Convertible Notes which were converted to Common Stock at transaction close. As the Make-Whole Provision survives the conversion of the convertible notes, we recognized a liability for the fair value of the amount which did not exist in the comparative period.

Change in Fair Value of Convertible Notes

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of convertible notes	$(169,860)	$(3,038)	$(166,822)	NM
Percentage of revenue	(125.3)%	(3.0)%	(122.3)%

Change in fair value of convertible debt increased by $166.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is due to the settlement of the Convertible Notes at the Closing.

Gain from Forgiveness of Deferred Transaction Costs

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Gain from forgiveness of deferred transaction costs	$700	$-	$700	NM%
Percentage of revenue	0.5%	-%	0.5%

Gain from forgiveness of deferred transaction costs is due to a $0.7 million discount for legal fees related to the Business Combination.

Change in Gain on Debt Extinguishment

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in gain/loss on debt extinguishment	$8,160	$-	$8,160	NM%
Percentage of revenue	6.0%	-%	6.0%

Change in gain/loss on debt extinguishment was $8.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This gain is due to the cancellation of 815,999 equity upside shares. These shares represent the portion of the Loan Restructuring Shares (as defined below) that were cancelled based on the timing of the prepayment under the Amended Term Loan. Additionally, there was no extinguishment for the three months ended June 30, 2023.

Income Tax Expense

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Income tax expense	$(67)	$(804)	$737	(91.7)%
Percentage of revenue	(0.0)%	(0.8)%	0.7%

Income tax expense for the three months ended June 30, 2024 was $0.0 million whereas the income tax expense for the three months ended June 30, 2023 was $0.8 million. The tax expense for the current three months ended June 30, 2024 is primarily due to the change in fair value of warrants and convertible debt not deductible for tax purposes and stock compensation resulting from the transaction which will not result in compensation deductions for tax purposes in current or future years.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue by Geographical Region

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
India	$105,871	$76,206	$29,665	38.9%
Percentage of revenue	40.6%	39.0%
North America	$110,883	$90,618	$20,265	22.4%
Percentage of revenue	42.6%	46.5%
Other	$43,719	$28,401	$15,318	53.9%
Percentage of revenue	16.8%	14.5%
Total revenue	$260,473	$195,225	$65,248	33.4%

Global Revenue

Global revenue increased by $65.2 million, or 33.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to 13 new contracts. Please see further discussion of the change by region below.

India

Revenue in India increased by $29.7 million, or 38.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to seven new contracts through upsell to our existing customers of $20.9 million, three new contracts to new customers of $4.8 million, a reduction of $2.1 million to customer churn and remaining coming from an increase in license revenue as part of renewals.

North America

Revenue in North America increased by $20.3 million, or 22.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to four new contracts through upsell to our existing customers of $7.7 million, one new contract to a new customer of $11.0 million, and the remaining coming from an increase in license revenue as part of renewals.

Other

Revenue in other region, which includes Middle East and Europe, increased by $15.3 million, or 53.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to three new contracts through upsell to our existing customer of $12.0 million, one new contract to a new customer of $3.0 million and remaining coming from an increase in license revenue as part of renewals.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Cost of revenue	$80,559	$61,645	$18,914	30.7%
Gross margin	69.1%	68.4%	0.6%

Cost of revenue increased by $18.9 million, or 30.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to 13 new contracts that were added. We had an increase in cost of revenue due to new implementation costs, application & content support costs and operations and support costs related to new accounts.

Gross margin increased to 69.1% for the six months ended June 30, 2024 compared to 68.4% for the six months ended June 30, 2023, primarily due to the higher dedicated support needs and related costs being higher in the first year for newly added contracts, which contributes to higher cost as the new contracts are in implementation stage.

Costs and Expenses

Selling, General and Administrative Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Selling, general and administrative expenses	$178,885	$68,466	$110,419	161.3%
Percentage of revenue	68.7%	35.1%	33.6%

Selling, general and administrative expenses increased by $110.4 million, or 161.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to share based compensation related expenses totaling about $88.0 million, and one time Business Combination related costs totaling to about $20.7 million related to various professional service fees such as, legal, audit, consulting, and independent contractors. The increase is also due to new business development expense costs, marketing costs, transaction costs, and proof of concept development costs linked to larger pipeline in line with growth projections. Additionally, success-based commissions have also increased related to new direct contract wins.

Research and Development Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Research and development expenses	$78,344	$59,015	$19,329	32.8%
Percentage of revenue	30.1%	30.2%	(0.2)%

Research and development expenses increased by $19.3 million, or 32.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to R&D activities related to new AI digital asset development, existing AI digital asset maintenance including monitoring, machine learning/AI model improvements, enhancement, data validation and testing and quality assurance activities. We believe such R&D activity is required to maintain our product edge and build competitive barriers and drive future growth.

Other Income and Expenses

Interest Expense

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Interest expense	$(3,384)	$(3,155)	$(229)	7.3%
Percentage of revenue	(1.3)%	(1.6)%	0.3%

Interest expense increased by $0.2 million, or 7.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increase in interest from a lager debt balance including the Technology Partner, loan fees related to the Revolving Loans, and expense to the Technology Partner.

Change in Fair Value of Warrant Liability

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of warrant liability	$(52,513)	$(690)	$(51,823)	NM
Percentage of revenue	(20.2)%	(0.4)%	(19.8)%

Change in fair value of warrant liability increased by $51.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily driven by the settlement of WTI warrants and the reclassification of public warrants from liability to equity.

Change in Fair Value of WTI loan

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of WTI loan	$1,292	$-	$1,292	NM
Percentage of revenue	0.5%	-%	0.5%

Change in fair value of WTI loan decreased by $1.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The Term Loans were restructured in March 2024 at which point we elected to record the facility under the fair value option resulting in changes in fair value flowing through the income statement which were not present in the comparative period.

Change in Fair Value of Loan Restructuring Liability

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of loan restructuring liability	$(15,547)	$-	$(15,547)	NM
Percentage of revenue	(6.0)%	-%	(6.0)%

Change in fair value of loan restructuring liability increased by $15.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The Term Loans were restructured in March 2024 at which point we elected to record the related restructuring liability under the fair value option resulting in changes in fair value flowing through the income statement which were not present in the comparative period. The decrease in fair value during the period was driven primarily by the change in fair value of the shares underlying the liability which was subsequently settled during the period.

Change in Fair Value of Make-Whole Provision

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of Make-Whole Provision	$(14,643)	$-	$(14,643)	NM
Percentage of revenue	(5.6)%	-%	(5.6)%

Change in fair value of Make-Whole Provision increased by $14.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is due to the recognition of the Make-Whole Provision liability associated with the 2024 Convertible Notes that were issued and converted in 2024 on a standalone basis. The Make-Whole Provision was previously an embedded feature in 2024 Convertible Notes which were converted to Common Stock at the Closing. As the Make-Whole Provision survives the conversion of the 2024 Convertible Notes, we recognized a liability for the fair value of the amount which did not exist in the comparative period.

Change in Fair Value of Convertible Notes

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in fair value of convertible notes	$(175,325)	$(3,038)	$(172,287)	NM
Percentage of revenue	(67.3)%	(1.6)%	(65.8)%

Change in fair value of convertible notes debt for the six months ended June 30, 2024 increased by $172.3 million compared to the six months ended June 30, 2023. This is due to the fair value change upon conversion of the Convertible Notes into Common Stock at the Closing.

Gain from Forgiveness of Deferred Transaction Costs

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in gain from forgiveness of deferred transaction costs	$700	$-	$700	NM
Percentage of revenue	0.3%	-%	0.3%

Gain from forgiveness of deferred transaction costs increased by $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is due to the reduction of legal costs related to the Business Combination.

Change in Loss on Debt Extinguishment

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Change in gain/loss on debt extinguishment	$(1,881)	$-	$(1,881)	NM
Percentage of revenue	(0.7)%	-	(0.7)%

Change in gain/loss on debt extinguishment for the six months ended June 30, 2024 increased by $1.9 million compared to the six months ended June 30, 2023. This loss is due to the restructuring of the Term Loans offset by the claw back of 815,999 equity upside shares. These shares represent a portion of the Loan Restructuring Shares that were cancelled based on the timing of the prepayment under the Amended Term Loan. Additionally, there was no extinguishment for the six months ended June 30, 2023.

Income Tax Expense

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	% Change
Income tax expense	$(1,289)	$(652)	$(637)	97.7%
Percentage of revenue	(0.5)%	(0.3)%	(0.2)%

Income tax expense for the six month period ended June 30, 2024 was 1.3 million whereas the income tax expense for the six month period ended June 30, 2023 was $0.7 million. The tax expense for the six month ended June 30, 2024 is primarily due to the change in fair value of warrants and convertible debt not deductible for tax purposes and stock compensation resulting from the transaction which will not result in compensation deductions for tax purposes in current or future years.

Liquidity and Capital Resources

Our liquidity requirements arise from our working capital needs, our obligations to make scheduled payments of principal and interest on our indebtedness and our need to fund capital expenditures to support our current operations and to facilitate growth and expansion, including future acquisitions. We have financed our operations and expansion with a combination of debt and equity.

On June 30, 2024, we had total shareholders’ deficit of $2.9 million, net of an accumulated deficit of $397.5 million. Our primary sources of liquidity consist of cash totaling $39.2 million as of June 30, 2024. On March 27, 2024, we entered into an agreement to amend the Term Loans (“Term Loan Amendment”). We prepaid the full amount of the Amended Term Loan on April 18, 2024 in a combination of $22.4 million in cash and 159,379 shares of Common Stock. We also drew $60 million from the Revolving Loans. We consummated the Business Combination and received gross cash consideration of $35.3 million ($5.9 million in proceeds from Business Combination and $29.4 million from issuance of convertible notes) as a result of the reverse recapitalization. We believe these additional sources of liquidity will be sufficient to provide working capital, make principal and interest payments to support operations and facilitate growth and expansion for the next twelve months.

Our ability to pay dividends on our Common Stock is limited by restrictions under the terms of the agreements governing our indebtedness.

Our future capital requirements will depend on many factors, including our global growth rates, our ability to expand our operational footprints in the United States, our ability to grow our platform through acquisitions and our decisions around future investments required in R&D. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

As of December 31, 2023, we maintained a $2.0 million restricted cash balance, and this reserve was not used in the ordinary course of business. As of June 30, 2024, we did not have a balance in restricted cash.

Purchase Commitments

We have a separate 10-year contract with the customer, which commenced in 2018, for the purchase of the customer’s end-user data. This data is essential for our development and utilization of the Artificial Intelligence platform. The annual price for this data acquisition amounts to approximately $30.0 million. Additionally, in 2018, we entered into a long-term software licensing contract with a major customer, subject to an additional 5-year renewal. With a set expiration date in June 2024, we elected to renew the contract for 5 years. The contract annual value remains $50.3 million. As part of the agreement, we install its software on the customer’s servers, and in exchange, the customer pays an annual fee for access to the software license and related maintenance services.

The sale of the software license and the purchase of the customer’s end-user data are treated as distinct and independent transactions. Furthermore, the software licensing contract and the data acquisition contract can be canceled individually without affecting the other contract, with the data acquisition contract requiring twelve months’ notice for cancellation by either party. Due to the distinct nature of the data acquisition from the customer, which is obtained at fair value and used primarily for research and development purposes, the revenue generated from the software licensing contract is recognized on a gross basis. Conversely, the expenses associated with the data acquisition are also recognized on a gross basis and classified as research and development expenses.

Business Combination (De-SPAC)

Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy iLearningEngines common stock was converted into shares of Common Stock pursuant to the Exchange Ratio. At the Closing, we received gross cash consideration of $35.3 million ($5.9 million in proceeds from the trust and bank account of Arrowroot and $29.4 million from issuance of Convertible Notes($0.7 million of the $29.4 million was received prior to the Closing)) as a result of the reverse recapitalization, which was then reduced by:

●	$0.5 million payment for Arrowroot promissory notes;

●	$5.0 million prepayment for the Forward Purchase Agreement; and

●	$11.5 million in transaction expense costs paid in cash at the Closing.

In connection with the Closing, the total transaction cost was $38.0 million, of which:

●	$6.0 million was under deferred underwriting fee payable transferred from ARRW historical balance sheet;

●	$17.0 million was under ILE and ARRW accrued expenses and account payables;

●	$13.9 million was associated with equity issuance ($20.7 million total equity issuance less $6.9 million settlement of deferred transaction costs) consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds; and

●	$1.1 million was ILE director and officer insurance, which was expensed and presented in the condensed consolidated statements of operation.

On the Closing Date, we paid $11.5 million of transaction costs in cash, and the remaining transaction costs have been, or will be, settled as follows:

●	$17.5 million of the remaining transaction costs to be satisfied through the issuance of equity ($10.3 million have been issued in equity and the remainder of $6.5 million is outstanding as of June 30, 2024) which has been presented under equity-settled transaction costs payable, and

●	$9.0 million of the remaining transaction costs to be satisfied through future cash payments, which is included under accrued expenses at the Closing.

After the Closing Date, a $4.4 million cash payment was made for the accrued transaction cost, and the outstanding transaction cost accrual as of June 30, 2024 is $4.6 million.

2023 Convertible Note Purchase Agreements

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

2024 Convertible Note Purchase Agreements

On March 21, 2024, Legacy iLearningEngines entered into the 2024 Convertible Note Purchase Agreement with an investor (the “March Investor”) pursuant to which, among other things, Legacy iLearningEngines issued and sold a 2024 Convertible Note to the March Investor with an aggregate principal amount of $700,000. On April 16, 2024, Legacy iLearningEngines entered into the 2024 Convertible Note Purchase Agreement, with certain investors (collectively, the “April Investors” and, together with the March Investor, the “2024 Convertible Note Investors”), pursuant to which, among other things, Legacy iLearningEngines issued and sold to the 2024 Convertible Note Investors convertible notes due in October 2026, (“2024 Convertible Notes” and, together with the 2023 Convertible Notes, the “Convertible Notes”) with an aggregate principal amount of $29,414,500 (including the initial $700,000 note). Each 2024 Convertible Note accrued interest at a rate of (i) 15% per annum until the aggregate accrued interest thereunder equals 25% of the principal amount of such note, and (ii) 8% per annum thereafter. Immediately prior to the consummation of the Business Combination, each 2024 Convertible Note automatically converted into 8,089,532 shares of Legacy iLearningEngines thereby entitling the holder thereof to receive, in connection with the consummation of the Business Combination, a number of shares New iLearningEngines Common Stock (rounded down to the nearest whole share) equal to (i) 2.75, multiplied by the outstanding principal under such Convertible Note, plus all accrued and unpaid interest thereon, divided by (ii) $10.00. The price per share at which the Principal (as defined in the 2024 Convertible Note Purchase Agreement), together with accrued but unpaid interest, on each 2024 Convertible Note converts into Incentive Shares (as defined in the 2024 Convertible Note Purchase Agreement) is referred to as the “Conversion Price” herein.

In the event that the VWAP (as defined in the 2024 Convertible Note Purchase Agreement) of the New iLearningEngines Common Stock over the ten (10) trading days immediate preceding November 30, 2024 (the “Reference Date”) is below the Conversion Price, then the 2024 Convertible Note shall be converted into shares of New iLearningEngines Common Stock, together with a make-whole payment equal to a number of additional Incentive Shares (rounded down to the nearest whole share) equal to (i) the Conversion Price, divided by the Reference Price (as defined below), minus (ii) one (1). “Reference Price” means the greater of (i) the VWAP of the New iLearningEngines Common Stock over the ten (10) trading days immediately preceding the Reference Date and (ii) $1.00. Notwithstanding the foregoing, the maximum number of shares issuable pursuant to the 2024 Convertible Notes shall not exceed 10,000,000 Incentive Shares.

WTI Credit Facilities

On March 27, 2024, we entered into the Term Loan Amendment with Venture Lending & Leasing IX and WTI Fund X, Inc. (collectively, the “WTI Lenders”), to amend the Legacy iLearningEngines’ indebtedness under the (i) Loan and Security Agreement, dated as of December 30, 2020, between Legacy iLearningEngines and Venture Lending & Leasing IX, Inc., (ii) Loan and Security Agreement, dated as of October 21, 2021, between Legacy iLearningEngines, and Venture Lending & Leasing IX, Inc. and WTI Fund X, Inc. and (iii) Loan and Security Agreement, dated as of October 31, 2023, between Legacy iLearningEngines and WTI Fund X, Inc. (the “WTI Loan Agreements” and the loans pursuant to such agreements, the “Term Loans” and, as amended by the Term Loan Amendment, the “Amended Term Loan”) .  Commencing on April 1, 2024, and continuing on the first day of each consecutive month thereafter through maturity, we were to pay to the WTI Lenders monthly installments scheduled under the Amended Term Loan according to the modified payment schedule noted. In exchange for the amendment to payment schedule, the Lenders received 1,019,999 shares of Common Stock on the Closing Date (the “Loan Restructuring Shares”). In addition, the WTI Lenders terminated the 1,094,299 outstanding warrants (the “WTI warrants”) issued in connection with the Term Loans and the respective put rights associated with each and received 3,399,999 shares of Common Stock on Closing Date. The loan restructuring liability was fair valued on the Closing Date. The change in fair value of loan restructuring liability for the three-month and six month ended June 30, 2024 was $15.5 million and $15.5 million, respectively, and outstanding loan restructuring liability is $0.0.

The amended terms provided that if we repaid the Term Loans on or before (i) April 15, 2024, then 90% of the Loan Restructuring Shares would be canceled, (ii) May 1, 2024, then 80% of the Loan Restructuring Shares would be canceled, and (iii) July 1, 2024, then 50% of the Loan Restructuring Shares would be canceled.

In addition, the Amended Term Loan provides that, if we repaid the Term Loans, then at the our option, we may prepay 50% of the amount of scheduled but unpaid payments of interest that would have accrued after the prepayment date by issuing a number of shares of Common Stock obtained by dividing (A) the product of (x) the unpaid scheduled interest payments and (y) 2.75, by (B) the VWAP of common stock over the seven (7) trading days immediately preceding the date of issuance. On April 18, 2024, we prepaid the full amount of the Amended Term Loan using a combination of cash and 159,379 shares of Common Stock. Based on the timing of the prepayment, 815,999 Loan Restructuring Shares were canceled.

Forward Purchase Agreement

On April 26, 2023, we and Polar entered into the Forward Purchase Agreement, dated April 26, 2023 (the “2023 Forward Purchase Agreement”), pursuant to which we agreed to purchase in the aggregate, on the date that is one year after the Closing (the “Maturity Date”), subject to certain FPA Acceleration Events, up to 2,500,000 shares of Common Stock then held by Polar (subject to certain conditions and purchase limits set forth in the 2023 Forward Purchase Agreement). On April 9, 2024, we and Polar entered into a letter agreement (“Letter Agreement”) to the 2023 Forward Purchase Agreement (as amended, the “Forward Purchase Agreement”), pursuant to which we and Polar agreed to remove any obligations for Polar to purchase, and for us to pay any prepayment amount relating to, the Private Shares (as defined in the 2023 Forward Purchase Agreement) in exchange for our payment of approximately $0.2 million to Polar thereby reducing the aggregate number of shares of Common Stock we could be required to purchase from Polar from 2,500,000 shares to 445,000 shares. Pursuant to the Forward Purchase Agreement, at the Closing, (i) we paid approximately $10.67 per share (the “FPA Redemption Price”) or $4.7 million in the aggregate (the “Prepayment Amount”), in cash to Polar as a prepayment for the purchase of 445,000 shares of our Common Stock held by Polar (the “Forward Purchase Shares”), and (ii) Polar waived its redemption rights in connection with the Business Combination. To date, Polar has received approximately $5.0 million in cash, consisting of $4.7 million of the Prepayment Amount and $0.2 pursuant to the Letter Agreement. The forward purchase will settle on the Maturity Date, provided that the Maturity Date may be accelerated if the shares of our Common Stock trade below $2.00 per share for 10 out of 30 days or the shares are delisted by Nasdaq. At the settlement of the Forward Purchase Agreement, if the per share price of the shares of the Common Stock has appreciated to a value in excess of the FPA Redemption Price upon settlement, then we and our stockholders would benefit from an opportunity to repurchase shares of the Common Stock at a price less than the current trading price should Polar not exercise its right to termination all or a portion of the Forward Purchase Agreement early. If the Forward Purchase Agreement is not terminated, then, on the Maturity Date, we would be required to pay to Polar an amount in cash equal to $0.60 per share for each non-terminated Forward Purchase Shares, up to a total of $267,000 upon settlement of the forward purchase, which would take the price per share paid by us pursuant to the Forward Purchase Agreement to $11.27 per share.

The transaction increased the liquidity available for trading in our Common Stock because Polar agreed not to redeem the shares in connection with the completion of the Business Combination. If and to the extent that the per share price of the shares of our Common Stock does not increase in excess of the FPA Redemption Price upon settlement, then the cost of the arrangement for us will be limited to the aggregate repayment amount. Polar may terminate the Forward Purchase Agreement with respect to some or all of the Forward Purchase Shares prior to the Maturity Date, in which case, Polar will make a payment equal to the number of such terminated shares multiplied by the FPA Redemption Price.  On the Maturity Date, if Polar has not terminated the Forward Purchase Agreement in full, then we may be required to make a cash payment to Polar equal to the number of Forward Purchase Shares (less any shares terminated prior to the Maturity Date) multiplied by $0.60. Among the reasons that we entered into the Forward Purchase Agreement was to increase the liquidity available for trading in shares of our Common Stock at the Closing, potentially increase the amount of working capital available to us following the Closing, reduce the number of redemptions in connection with the Business Combination to help ensure that, following completion of the Business Combination, our stockholder base would continue to comply with Nasdaq listing standards, including with respect to the minimum number of round lot holders and aggregate market value of publicly held shares. See “Risk Factors – We may be required to repurchase up to 445,000 shares of Common Stock from the investors with whom we entered into the Forward Purchase Agreement in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our business.” and “Risk Factors – Other events may result in Polar having no payment obligations to us at settlement under the Forward Purchase Agreement.” for a discussion of the risks related to the Forward Purchase Agreement.

East West Bank Financing

On April 17, 2024 (the “Loan Closing Date”), we, as the borrower (“Borrower”), entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with the lenders party (the “Lenders”) and East West Bank as administrative agent and collateral agent for the Lenders (“Agent”). The Revolving Loan Agreement provides for (i) a revolving credit facility in an aggregate principal amount of up to $40.0 million and (ii) an uncommitted accordion facility allowing us to increase the revolving commitments by an additional principal amount of $20.0 million at our option and upon Agent’s approval (collectively, the “Revolving Loans”). We drew $40.0 million in Revolving Loans on the Loan Closing Date, which was used (a) to repay in full our Term Loans and (b) for general corporate purposes.

The obligations under the Revolving Loan Agreement are secured by a perfected security interest in substantially all of the Borrower’s assets except for certain customary excluded property pursuant to the terms of the Revolving Loan Agreement. On the Loan Closing Date, we, along with In2Vate, L.L.C., an Oklahoma limited liability company (the “Guarantors”) and wholly-owned subsidiary of Legacy iLearningEngines entered into a Guaranty and Suretyship Agreement (the “Guaranty”) with the Agent, pursuant to which the Guarantors provided a guaranty of Borrower’s obligations under the Revolving Loan Agreement and provided a security interest in substantially all of the Guarantors’ assets except for certain customary excluded property pursuant to the terms of the Guaranty.

The interest rate applicable to the Revolving Loans is Adjusted Term Secured Overnight Financing Rate (“SOFR”) (with an interest period of 1 or 3 months at the Borrower’s option) plus 3.5% per annum, subject to an Adjusted Term SOFR floor of 4.0%.

The maturity date of the Revolving Loans is April 17, 2027. The Revolving Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Borrower is also required to comply with the following financial covenants, which are more fully set forth in the Revolving Loan Agreement (i) minimum liquidity of $8.0 million, (ii) minimum revenue performance to plan, (iii) minimum fixed charge coverage ratio and (iv) maximum leverage ratio.

The Revolving Loan Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse effect and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Agent may, with the consent of the Lenders holding a majority of the loans and commitments under the facility, or will, at the request of such Lenders, terminate the commitments of the Lenders to make further loans and declare all of our obligations under the Revolving Loan Agreement to be immediately due and payable.

June 2024 Amendment

On June 28, 2024, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with the Lenders and the Agent, which amends the Revolving Loan Agreement, in order to, among other things, (i) increase the maximum revolving advances limit, defined as the obligation to any Lender to make revolving advances, in an aggregate principal and/or face amount not to exceed the amount of such Lender’s revolving commitment, from $40.0 million to $60.0 million, (ii) designate Valley as a new lender to the Revolving Loan Agreement with a revolving advance commitment of $20.0 million and (iii) modify the minimum liquidity financial covenant to require that the Borrower maintain at least $12.0 million in cash and cash equivalents with the Agent at all times. On June 28, 2024, the Borrower drew the full $20.0 million in additional revolving advances (as defined in the Revolving Loan Agreement) made available pursuant to the Amendment.

Cash Flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash used in operating activities	$(9,609)	$(6,460)
Cash used in investing activities	$(14)	$(7)
Cash provided by financing activities	$42,102	$10,473

Operating Activities

Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are R&D and sales and marketing expenses. We have historically generated negative cash flows and have supplemented working capital requirements primarily through net proceeds from debt.

Net cash used by operating activities for the six months ended June 30, 2024 of $9.6 million was primarily related to net working capital cash outflows of $18.8 million and net loss of $340.0 million adjusted for non-cash adjustments of $349.2 million. The main drivers of the changes in working capital cash out flows were increases in accounts receivable and receivables from Technology Partner, RSU tax withheld partially offset by cash inflows due to an increase in trade payables.

Net cash used in operating activities for the six months ended June 30, 2023 of $6.5 million was primarily related to our net loss of $1.5 million adjusted for non-cash adjustments of $6 million and net cash outflows of $11 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of debt issuance costs. The main drivers of the changes in operating assets and liabilities were the accounts receivables and the receivables from Technology Partner. These amounts were partially offset by change in contract asset.

Investing Activities

For the six months ended June 30, 2024 and June 30, 2023, the cash used in investing activities was $0.01 million approximately and was primarily related to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of $42.1 million was primarily related to $26.2 million debt pay down, proceeds from convertible notes of $29.4 million, payment of costs directly attributable to the issuance of Common Stock in connection with the Business Combination of $15.9 million and gross proceeds from the Revolving Loans of credit $60.0 million, with $0.8 million of debt issuance cost.

Net cash provided by financing activities for the six months ended June 30, 2023 of $10.5 million was primarily related to the $9.9 million related to proceeds received from the Convertible Notes and $5.0 million in venture debt that we took from Western Technology Investments in two different tranches offset by the debt taken in previous tranches that we paid down.

Critical Accounting Policies and Estimates

Estimates determined to be critical are those estimates that have the most significant impact on our financial statements and require us to use a greater degree of judgment in forming assumptions or estimates. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Revenue Recognition

In applying the ASC 606 revenue recognition model, our determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, may require significant judgment. Our contracts with customers generally include two performance obligations, (i) implementation, and (ii) combined software license and maintenance.

In determining the SSP of implementation services, we estimate the cost of providing the services and adds a reasonable margin. The estimates are expected to change over time as we accumulate additional cost data for completed implementations.

In determining the SSP of combined software license and maintenance performance obligation, we use the residual approach. It sells an AI platform and related maintenance services to different customers at a highly variable range of amounts. When we sell the AI platform and related maintenance services to customers, it presents the price of the license and maintenance to the customer by quoting both a price a per user per month and per expert per month. There are a number of factors that affect the per user and per expert prices charged to different customers including, but not limited to, the customer’s bespoke products which the AI platform is replacing, the complexity of the use case for which the AI platform is meant to solve, the number of customer systems into which the platform is integrated, the number of dedicated support personnel required to provide maintenance services, and the outcome of contract negotiations with the customer.

Amended Term Loan

Our Amended Term Loan, which was paid in full during the period, is accounted under the fair value option election, in which the Amended Term Loan is reported at fair value as of the end of each reporting period, with changes recognized in the statements of operations.

The fair value of the Amended Term Loan is estimated using a scenario-based approach which considers various events, the conversion feature and related payoffs within each scenario. Unobservable (Level 3) inputs and assumptions used in valuation methodologies include management’s probability assumptions for various conversion scenarios, including the term matched risk-free interest rate, credit rating, and a discount spread.

Forward Purchase Agreement

The fair value of the Forward Purchase Agreement is estimated using level 2 observable inputs. Observable (level 2) inputs and assumptions used in valuation methodologies include quoted prices for similar liabilities in active markets, quoted prices for identical or similar liability in markets that are not active, and inputs other than quoted prices that are observable.

Make-Whole Provision

The fair value of the Make-Whole Provision associated with convertible notes that were issued and converted in 2024 is estimated using the following inputs: (a) underlying stock price as of June 30, 2024, (b) term to reference date, (c) volatility rate, (d) risk-free rate, (e) credit spread, (f) Make-Whole value, per convertible share, and (g) number of convertible shares. Noting that the Make-Whole Provision remained outstanding as a standalone instrument as of the Valuation Date.

Stock-based Compensation

We account for our restricted stock units and restricted stocks as equity-based compensation under ASC 718, Compensation—Stock Compensation. The equity-classified awards are measured at fair value on the grant date, and the fair value is generally not remeasured unless there is a modification.

The terms of the equity awards specifies that no shares will vest unless a liquidity event is achieved and once the liquidity event is achieved, the grantee will vest according to the service-based vesting terms. Upon the occurrence of a liquidity event, we recorded a day one “catch-up” expense equal to the pro-rata number of shares that have vested as of that date (based on the service conditions). Subsequent to the day one “catch-up”, we will recognize any remaining expense on a graded vesting basis through the grantee’s vesting completion date, such that the aggregate compensation expense at any given time equals at least the fair value of the shares that have actually vested.

Warrant Liability

The fair value of the warrant liability related to the private placement warrants is estimated using level 2 observable inputs and assumptions. Level 2 inputs and assumptions used in valuation methodologies include quoted prices for similar liabilities in active markets, quoted prices for identical or similar liability in markets that are not active, and inputs other than quoted prices that are observable for the liability.

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. We have elected to use this extended transition period under the JOBS Act until such time we are no longer considered to be an EGC. The adoption dates discussed below reflect this election. See the discussion below for more details on our EGC status.

See Note 1 in the notes to the unaudited consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Emerging Growth Company Status

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We have elected not to opt out and will take advantage of the benefits of the extended transition period that the emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Arrowroot’s initial public offering (i.e., December 31, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes appearing at the end of this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Summary of Risks Related to Our Business

●	We have a history of net losses and could continue to incur substantial net losses in the future.

●	Our recent rapid growth may not be indicative of our future growth. our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

●	We may not be able to successfully manage our growth and, if we are not able to grow efficiently, we may not be able to reach or maintain profitability, and our business, financial condition, and results of operations could be harmed.

●	Because we derive substantially all of our revenue from our learning automation and information intelligence offerings, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition, and growth prospects.

●	If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.

●	A limited number of contracted customers represent a substantial portion of our revenue and ARR. If we fail to retain these contracted customers, our revenue and ARR could decline significantly.

●	We rely on a channel partner for key business development, administrative, operational and other functions that are important to our business. The loss of this service provider could materially and adversely affect our business, results of operations and financial condition.

●	The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

●	The success of our platform relies on the ability of our AI-enabled ecosystem to create broad solutions across corporate functions, and a failure to do so would adversely affect our business, financial condition, and results of operations.

●	If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, fail to execute management transitions, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.

●	Market adoption of automated learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operations.

●	We rely on our channel partners to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

●	If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.

●	We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.

●	Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, results of operations, financial condition, and growth prospects.

●	Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, results of operations, financial condition, and growth prospects.

●	If we are unable to ensure that our platform integrates with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our results of operations may be harmed.

●	Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business and pursue our business strategies and we may not be able to generate sufficient cash flows to meet our debt service obligations.

●	We rely on data sets from our customers. If we are not able to acquire or utilize such data sets, or regulations limit it from doing so, our business, financial condition, and results of operations could be adversely affected.

●	We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

●	Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

●	Our management has identified material weaknesses in our internal control over financial reporting and they may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

Risks Related to Our Business, Products, Operations, and Industry

We have a history of net losses and could continue to incur substantial net losses in the future.

We have incurred net losses in certain years since our incorporation in 2010. We incurred a net loss of $314.4 million for the three months ended June 30, 2024, of $340.4 million for the six months ended June 30, 2024, and of $4.4 million for the year ended December 31, 2023, and we recorded net income of $11.5 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. As a result, as of June 30, 2024, we had an accumulated deficit of $397.9 million. We expect to continue to invest in the growth of our business, including by increasing our sales and marketing efforts, hiring additional personnel and introducing new products and technologies. We have incurred and will continue to incur significant legal, accounting and other expenses related to operating as a public company. In addition, we may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. If our revenue declines or fails to grow at a rate sufficient to offset increases in our operating expenses, we will not be able to achieve profitability in future periods or, if we do become profitable, sustain profitability. As a result, we may continue to generate net losses. There can be no assurances that we will achieve profitability in the future or that we will be able to sustain profitability if we do become profitable.

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We generated revenue of $135.5 million and $260.5 million for the three months and six months ended June 30, 2024, respectively, and of $420.6 million, $309.2 million and $217.9 million for fiscal years 2023, 2022 and 2021, respectively. Our ARR was $520.8 million and $391.0 million at June 30, 2024 and 2023, respectively, and was $447.3 million, $313.7 million and $224.3 million at December 31, 2023, 2022 and 2021, respectively. You should not rely on our ARR, revenue or key operational and business metrics from any prior quarterly or annual fiscal period as an indication of our future performance. Even if our revenue or key operational and business metrics continue to improve, our revenue or key operational and business metrics may worsen in the future as a result of a variety of factors, including changes in the demand for our products, the maturation of our business, or our failure to capitalize on growth opportunities. Overall growth of our business depends on a number of additional factors, including our ability to:

●	price our products effectively so that we are able to attract new customers and expand sales to our existing customers;

●	expand the functionality and use cases for the products we offer on our platform;

●	maintain and grow our customer base;

●	maintain and expand the rates at which contracted customers purchase and renew maintenance and support of our platform;

●	provide our customers with support that meets their needs;

●	continue to introduce and sell our products to new industries and markets;

●	continue to develop new products and new functionality for our platform and successfully further optimize our existing products and infrastructure;

●	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and

●	increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent ARR or key operational and business metrics improvement, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

In addition, we expect to continue to expend substantial financial and other resources on:

●	our specialized data sets and technology infrastructure, including systems architecture, scalability, availability, performance, and security;

●	our sales and marketing organization to engage our existing and prospective customers, increase brand awareness, and drive adoption of our products;

●	product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;

●	acquisitions or strategic investments;

●	our global operations and continued expansion; and

●	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not be successful on the timeline we anticipate or at all, and may not result in improvements of our ARR or key operational and business metrics. For instance, we anticipate that our customers will continue to increase adoption of our products in future periods. We have offered our products for only a short period of time, and we cannot predict how increased adoption of our products will change the buying patterns of our customers or impact our future ARR or key operational and business metrics. If we are unable to maintain or improve our ARR or key operational and business metrics at a rate sufficient to offset the expected increase in our costs, our business, financial condition, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays, and other known or unknown factors that may result in losses in future periods. If the growth of our ARR or key operational and business metrics does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or maintain profitability in the future.

We may not be able to successfully manage our growth and, if we are not able to grow efficiently, we may not be able to reach or maintain profitability, and our business, financial condition, and results of operations could be harmed.

We have experienced and may continue to experience rapid growth and organizational change, which has placed and may continue to place significant demands on our management and our operational and financial resources. Actions we may decide to take in the future in our attempt to achieve profitability may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy of our business. Implementation of a go forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, the expected costs and charges may be greater than forecasted, and the estimated cost savings may be lower than forecasted. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. If we fail to manage our anticipated growth, company personnel transitions, and change in a manner that preserves the key aspects of our corporate culture, our employee retention may suffer, which could negatively affect our products, brand, and reputation and harm our ability to retain and attract customers and employees.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations, and financial condition, could be harmed. As usage of our platform capabilities grow, we will need to continue to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we have needed and will continue to need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Failure of or delay in these continuing efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We have faced and could continue to face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition, and results of operations.

Because we derive substantially all of our revenue from our learning automation and information intelligence offerings, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition, and growth prospects.

We derive and expect to continue to derive substantially all of our revenue from our learning automation and information intelligence offerings. As such, market adoption of our learning automation and information intelligence offerings is critical to our continued success. Demand for our learning automation and information intelligence offerings may be affected by a number of factors, many of which are beyond our control, including continued market acceptance and integration of our platform into our end customers’ operations; the continued volume, variety, and velocity of automations that are generated through use of our platform; timing of development, and release of new offerings by our competitors; technological change, including in the areas of artificial intelligence (“AI”) and machine learning systems, and the rate of growth in our market. Additionally, the utility of our learning automation and information intelligence offerings and products relies in part on the ability of our customers to use our products in connection with other third-party software products that are important to our customers’ businesses. If these third-party software providers were to modify the terms of their licensing arrangements with our customers in a manner that would reduce the utility of our products, or increase the cost to use our products in connection with these third-party software products, then our customers may no longer choose to adopt our learning automation and information intelligence offerings or continue to use our products. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results, and growth prospects will be materially and adversely affected.

If we are unable to attract new customers, our business, financial condition, and results of operations will be adversely affected.

To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions, including as an alternative to traditional systems lacking AI-driven customization and content-augmentation capabilities. Many enterprises have invested substantial personnel and financial resources to integrate traditional human-driven processes into their business architecture and, therefore, may be reluctant or unwilling to migrate to a learning automation platform that is integrated and augmented by AI and machine learning. Accordingly, the adoption of our learning automation and information intelligence offerings may be slower than we anticipate. A large proportion of our target market still uses traditional systems for a major part of their operations. This market may need further education on the value of a learning automation platform that is integrated and augmented by AI and machine learning generally and our platform and products in particular, and on how to integrate them into current operations. A lack of education as to how our learning automation and information intelligence offerings and solutions operate may cause potential customers to prefer more traditional methodologies or to be cautious about investing in our platform and products, or result in difficulty integrating our platform and products into their business architecture. If we are unable to educate potential customers and change the market’s readiness to accept our technology, we may experience slower than projected growth and our business, results of operations, and financial condition may be harmed.

In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to be alternatives to our platform and products, our ability to sell maintenance and support for our products could be impaired. Further, as various forms of AI, become more widely adopted and accepted, if customers were to feel that our technology was not developing apace, our business and growth prospects could be harmed. The rapid evolution of AI may require the application of resources to develop, test, and maintain our products and services so that they are ethically designed to minimize unintended, harmful impacts. Similarly, our sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.

If we are not able to expand our usage by existing customers, or our existing customers do not renew their maintenance and support agreements, our business, financial condition, and results of operations will be adversely affected.

Our success depends significantly on retaining existing customers and attracting them to different types of service offerings on our platform. Our customers have a range of options to meet their training and education needs, and our ability to retain customers could be materially adversely affected by a number of factors, such as: failing to provide a dynamic, high-quality learning automation and information intelligence offerings at competitive prices; the fees we charge to use our platform; taxes; our failure to facilitate new or enhanced offerings or features that our users value; the performance of our algorithms; our users not receiving timely and adequate support from us; negative perceptions of the trust and safety of our platform; negative associations with, or reduced awareness of, our brand; declines and inefficiencies in our marketing efforts; our efforts or failure or perceived failure to comply with regulatory requirements; or other factors we deem detrimental to our community. Events beyond our control, such as macroeconomic conditions and pandemics or other global health concerns, also may materially adversely impact our ability to attract and retain users.

In addition, if our platform is not easy to integrate into our customer’s various corporate systems, users have an unsatisfactory experience using our platform, the content provided by our platform is not displayed effectively, we are not effective in engaging users or we fail to provide a user experience in a manner that meets rapidly changing demand, we could fail to retain existing users, which could materially adversely affect our business, results of operations and financial condition.

A limited number of contracted customers represent a substantial portion of our revenue and ARR. If we fail to retain these contracted customers, our revenue and ARR could decline significantly.

We derive a substantial portion of our revenue and ARR from sales to our top five contracted customers, all of which are value added resellers (“VARs”). VARs develop solutions which integrate iLearningEngines and sell their solutions directly to their customers. As a result, our revenue and ARR could fluctuate materially and could be materially and disproportionately impacted by the purchasing decisions of these customers or any other significant future customer. Sales to our top four contracted customers accounted for approximately 52% and 51% of our revenue for the three months ended and six months June 30, 2024, respectively. Any of our significant contracted customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to license our platform and products at all, any of which could cause our revenue and ARR to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.

We rely on third parties, including our channel partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners and technology development agreements. Their actions may put our business, reputation and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal information in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers’ data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

We rely on a channel partner for key business development, administrative, operational and other functions that are important to our business. The loss of this service provider could materially and adversely affect our business, results of operations and financial condition.

One of our channel partners is involved in the performance of various functions relating to our business, such as sales, customer support, technology development and market development services, including but not limited to lead generation, business development and product demonstrations. If such channel partner were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, there could be delays in our ability to generate sales and perform other administrative and operational functions for which we are currently relying on such channel partner to provide, and we may not be able to promptly replace such channel partner with other different third-party service providers that have the ability to promptly provide the same services in the same manner and on the same economic terms. As a result of any such delay or inability to replace such channel partner, our ability to generate sales, support our technology and perform other business functions could suffer and our business, cash flows and future prospects may be negatively impacted.

In 2019, iLearningEngines entered a Master Agreement (“MA”) with a channel partner, which allows for quarterly netting of amounts collected by a channel partner from end-users, against the cost of a channel partner’s services rendered and billable to iLearningEngines. In 2020, entered into a subordination agreement with a channel partner, whereby the then net payable to a channel partner became subordinated to iLearningEngines’ term loan debt. As of June 30, 2024, the subordinated payable to a channel partner was $50.4 million.

Subsequent to the execution of the subordination agreement, iLearningEngines and a channel partner resumed quarterly netting of collections and the cost of services provided. As of June 30, 2024, iLearningEngines had a net receivable from a channel partner of $17.2 million.

If, in the future, we decide to perform business development, administrative, operational and other functions internally that we currently rely on third parties to perform, our business could be harmed by our limited experience and related capabilities.

In the future, for financial or operational purposes, we may elect to perform business development, administrative, operational and other functions internally. Our limited experience with such functions could lead to difficulties in our ability to generate sales, support our technology and perform other business functions in a timely and cost-effective manner. The occurrence of any of these events could harm our business.

Additionally, there are risks involved with establishing our own business development, administrative, operational and other capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay our commercial activities. Factors that may inhibit our efforts to develop and perform these functions on our own include, among other things, the inability to recruit and retain adequate numbers of effective personnel and unforeseen costs and expenses.

The markets in which we participate are competitive and, if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

Our platform and products provide automation solutions that our customers can integrate throughout their businesses. Accordingly, we compete with companies that provide learning and human capital management solutions and other related software as a service (“SaaS”). We also compete with companies that provide and support the traditional systems relying on manual tasks and processes that our platform and products are designed to replace, including companies that facilitate outsourcing of such tasks and processes to lower cost workers. Our customers may also internally develop their own automated solutions to address tasks particular to their business.

The automation market is a fast-growing enterprise software market and is increasingly competitive. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Additionally, open-source alternatives for automation that are offered at no cost may impact our ability to sell our products to certain customers who may prefer to rely on these tools. Our competitors may be able to respond more quickly to new or expanding technology, such as newly emerging generative AI technologies, and devote more resources to product development that we can. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation. Some of our actual and potential competitors have been acquired by other larger enterprises, have made or may make acquisitions, may enter into partnerships or other strategic relationships that may provide more comprehensive products than they individually had offered, or may achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions. If we fail to do so, our business, results of operations, and financial condition may be harmed.

If we fail to continue to differentiate our platform and products from those offered by our competitors, then our business, results of operations, and financial condition may be harmed.

We operate at the intersection of global AI, hyperautomation and global e-Learning. Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities. If any of these potential competitors were to provide a learning automation and information intelligence offerings within their current service offerings as a single, integrated solution, our customers and potential customers may choose to adopt the integrated solution due to administrative ease or other factors that are outside our control. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their on-premises or SaaS solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, which would harm our business, results of operations, and financial condition.

The success of our platform relies on the ability of our AI-enabled ecosystem to create broad solutions across corporate functions, and a failure to do so would adversely affect our business, financial condition, and results of operations.

We use proprietary AI and machine learning technology in an effort to maximize customer satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping our users obtain efficiency-driven and targeted learning experiences as our user network expands. Successfully using our algorithms to customize learning experiences and optimize learning outcomes for our users is crucial to our continued success, as better learning outcomes can lead to more users, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Diminished learning outcomes could lead to fewer users, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively. Additionally, there is increased governmental interest in regulating technology companies in areas including algorithm-based discrimination and AI. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions and other legal and regulatory proceedings, fines or other penalties and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition and operating results.

Unfavorable conditions in our industry or the global economy, or reductions in customers’ spending on learning automation, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the macroeconomic environment on us or our customers and potential customers. Negative macroeconomic conditions both in the U.S. and abroad may include conditions resulting from changes in gross domestic product growth; rising interest rates; labor shortages; supply chain disruptions; monetary supply shifts; rising risks of domestic or global recession; inflationary pressures, including those caused by the recent strengthening of the U.S. dollar against certain foreign currencies in the markets in which we operate (particularly against the Indian Rupee); potential debt downgrade of the U.S. government’s credit rating as a result of recent U.S. debt ceiling and budget deficit concerns; financial and credit market fluctuations, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; international trade relations and/or the imposition of trade tariffs; political turmoil; natural catastrophes; regional or global outbreaks of contagious diseases such as COVID-19; and warfare and terrorist attacks on the U.S., Europe, Asia, India, Africa or elsewhere, including military actions affecting Israel, the Gaza Strip, Russia, Ukraine or elsewhere. These negative macroeconomic conditions have caused and may continue to cause a decrease in business investments, including spending on learning solutions, and disruption of the timing and cadence of key industry and marketing events, and could materially and adversely affect the growth of our business and our results of operations. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely, or our customers. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition, or results of operations.

For example, these types of unfavorable conditions have in the past disrupted and could in the future disrupt the timing and attendance of key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted in the future, our marketing investments, sales pipeline, and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. Further, to the extent there is a general economic downturn and our platform are perceived by customers and potential customers as too costly or too difficult to deploy, our revenue may be disproportionately affected by delays or reductions in general learning spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our maintenance and support offerings and related services.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity, or acts of civil or international hostility, are increasing. Similarly, the conflicts between Russia and Ukraine and Israel and Hamas, respectively, have created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic), or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel, and supply chains), loss of life, and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be adversely affected.

If we fail to retain and motivate members of our management team or other key employees or to integrate new team members, fail to execute management transitions, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.

Our success and future growth depend largely upon the continued services of our executive officers, particularly, as well as our other key employees in the areas of research and development and sales and marketing. From time to time, there have been and may continue to be changes in our executive management team or other key employees resulting from the hiring or the departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead the Company, could harm our business. Any of these changes may not achieve our desired results. As we experience personnel turnover, we may experience some loss of internal knowledge from time to time. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.

In addition, competition for these personnel is intense, especially for engineers experienced in designing and developing AI, and machine learning applications, and experienced sales professionals. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired in the past given the recent volatility in the price of our Common Stock and in the public markets. In addition, our recruiting personnel, methodology, and approach has been and may in the future need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.

Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may in the future attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. As some of our employees’ perception of our equity awards may decline from time to time due to the lower price of our Common Stock, if the Common Stock continues to experience significant volatility, or volatility increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Market adoption of automated learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in part on the growth, if any, in the demand for online and AI learning solutions. While the COVID-19 pandemic caused an acceleration of the market for online and AI learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict customer demand/adoption and renewal for our platform, the rate at which existing customer expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if enterprises want to adopt online and AI learning solutions, it may take them a substantial amount of time and resources to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online and AI learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online and AI learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

We may need to change the contract terms, including our pricing model, for our platform which in turn would impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for our platform, and as a result, we have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time, which could impact our financial results. As the market for our learning automation and information intelligence offerings grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

We rely on our channel partners to generate a substantial amount of our revenue, and if we fail to expand and manage our distribution channels, our revenue could decline and our growth prospects could suffer.

Our success significantly depends upon maintaining and growing our relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies and industry verticals where we have less direct sales presence. For fiscal years 2023, 2022 and 2021, we derived a substantial amount of our revenue from sales through channel partners, and we expect to continue to derive a substantial amount of our revenue from channel partners in future periods.

Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing products, and many of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our products, or fail to meet the needs of our customers, then our ability to grow our business and sell our products may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our products with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our platform and products, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our products or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our products or increased revenue. We also bear the risk that our channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners.

In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services, which could negatively impact our future financial performance. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.

If we and our channel partners or VARs fail to provide sufficient high-quality consulting, training, support, and maintenance resources to enable our customers to realize significant business value from our platform, we may see a decrease in customer adoption of our platform.

Our customers sometimes request consulting and training to assist them in integrating our platform into their business, and rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. As a result, an increase in the number of customers is likely to increase demand for consulting, training, support, and maintenance related to our products. Given that our customer base and products continue to grow, we will need to provide our customers with more consulting, training, support, and maintenance to enable them to realize significant business value from our platform. We rely on our ecosystem of partners that build, train, and certify skills on our technology, as well as deploy our technology on behalf of their customers. We have been increasing our channel partner and customer enablement training initiatives designed to create an ecosystem of people that are skilled in the use and integration of our platform in business operations. However, if we and our channel partners or VARs are unable to provide sufficient high-quality consulting, training, integration, and maintenance resources, our customers may not effectively integrate our learning automation and information intelligence offerings into their business or realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. Additionally, if our channel partners or VARs fail to perform or if any of our channel partners suffer reputational or brand harm, our customers may choose to not rely on our channel partners or VARs for consulting, training, integration, and maintenance resources. Finally, the investments required to meet the increased demand for our consulting services could strain our ability to deliver our consulting engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

If we are not able to introduce new features or services successfully and to make enhancements to our platform or products, our business and results of operations could be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our platform with features that reflect the constantly evolving nature of automation and AI technology and our customers’ evolving needs. The success of new products, enhancements, and developments depends on several factors including, but not limited to: our anticipation of market changes and demands for product features, including successful product design and timely product introduction, sufficient customer demand, cost effectiveness in our product development efforts, and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely. In addition, because our platform is designed to operate with a variety of systems, applications, data, and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software, or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.

If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers, and expand their use of our software or secure renewal contracts, which are important for the future of our business.

We target enterprise customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.

Our enterprise sales force focuses on sales to educational institutions and to large enterprise, organizational, and government agency customers. As of December 31, 2023, we had four contracted customers with ARR of $42 million or more, which accounted for approximately 19.3%, 16.0%, 11.9% and 11.7% of our revenue, respectively, for the period then ended. As of December 31, 2022, we had five contracted customers with ARR of $31 million or more, which accounted for approximately 17.4%, 17.0%, 14.9%, 14.3% and 10.3% of our revenue, respectively, for the period then ended. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Performance Metrics” for more information and a description of ARR. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements (and higher contractual risk as a result), substantial upfront sales costs, less favorable terms, and less predictability in completing some of our sales. For example, enterprise customers may require considerable time to evaluate and test our solution and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our learning automation and information intelligence offerings and products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete and requiring greater organizational resources. Moreover, large enterprise customers often begin to deploy our products on a limited basis, but nevertheless demand configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment.

If our marketing strategies fail to lead to customers purchasing paid licenses, our ability to grow our revenue will be adversely affected.

Our principal marketing programs include webinars, roadshows, exhibitions and events that we sponsor, cooperative marketing efforts with channel partners, and use of our website. To encourage awareness, use, familiarity, and adoption of our platform and products, we offer sales proofs of concept to prospective customers. To the extent that users do not become or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

Real or perceived errors, failures, or bugs in our platform and products could adversely affect our business, results of operations, financial condition, and growth prospects.

Our platform and products are complex. Undetected errors, failures, or bugs have occurred in our platform and products in the past and may occur in the future. Our platform and products are used throughout our customers’ business environments and with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment, and networking configurations, which may cause errors or failures in the business environment into which our platform and products are deployed. This diversity of applications increases the likelihood of errors or failures in those business environments. Despite testing by us, real or perceived errors, failures, or bugs may not be found until our customers use our platform and products. In addition, use of our platform in complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in integrations. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released to organizations on our platform. Such failures or bugs can cause reputational damage, and in some cases can affect our revenue due to the impact of service level commitments that we offer to our customers, as described below.

Our platform and products also empower our customers to develop their own use cases for our learning automation and information intelligence offerings and products. We cannot guarantee that these user-developed platform and products will be effective or that they do not include errors, failures, or bugs that then may be attributed, correctly or not, to our underlying technologies. For instance, our customers may use our products in a manner in which they were not intended and that could cause our platform or products to be implicated in any resulting errors or failures. Real or perceived errors, failures, or bugs in our platform and products could result in negative publicity, loss of or delay in market acceptance of our platform and products, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures, or bugs in our platform or products could also impair our ability to attract new customers, retain existing customers, or expand their use of our software, which would adversely affect our business, results of operations, and financial condition.

Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, results of operations, financial condition, and growth prospects.

Our learning automation and information intelligence offerings and products and related services are designed to be deployed in a wide variety of technology environments, including in large-scale, complex technology environments across a wide range of use cases. We believe our future success will depend, at least in part, on our ability and the ability of our channel partners to support such deployments. Implementations of our platform may be technically complicated and it may not be easy to maximize the value of our platform without proper implementation and training. If our customers are unable to implement our platform successfully, or in a timely manner, or if our customers perceive that the implementation of our platform is too complex or time consuming, customer perceptions of us and our platform may be impaired, our reputation and brand may suffer, and customers may choose not to renew their licenses or increase their purchases of our related services.

We regularly train our customers and channel partners in the proper use of and the variety of benefits that can be derived from our learning automation and information intelligence offerings and products to maximize their potential. We and our channel partners often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure or the failure of our channel partners to train customers on how to efficiently and effectively deploy and use our platform and products, or our failure or the failure of our channel partners to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us or our channel partners to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for or pricing of our platform and products;

●	fluctuations in usage of our platform and products;

●	fluctuations in our mix of revenue from licenses and service arrangements;

●	our ability to attract new customers;

●	our ability to retain our existing customers;

●	customer expansion rates and the pricing and quantity of licenses renewed;

●	fluctuations in mix of revenue, cost of revenue, and gross margin from sales directly to end customers and/or through channel partners including our strategic alliances;

●	timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;

●	seasonality;

●	the investment in new products and features relative to investments in our existing infrastructure and products;

●	the timing of customer purchases;

●	fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;

●	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

●	our ability to control costs, including our operating expenses;

●	the amount and timing of payment for operating expenses, particularly sales and marketing and research and development expenses, including commissions;

●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;

●	the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

●	the effects of acquisitions and their integration;

●	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

●	the impact of new accounting pronouncements;

●	changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and

●	significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products and platform capabilities.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly or annual results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Common Stock could decline substantially, and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.

If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.

We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise, and relies on our and third parties’ projections, assumptions, and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this report. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions, or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and products and those of our competitors. Even if our target market meets our size estimates, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in expanding our international operations, continuing to expand the use of our products by our customers and otherwise implementing our business strategy, which are subject to many risks and uncertainties. Accordingly, the information regarding the size of our addressable market opportunity included in this report should not be taken as indicative of our future growth.

We may require additional capital to support the growth of our business, and this capital may not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through debt financings, customer payments and net proceeds from sales of equity securities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations, our planned investments, or the growth of our business. While growth remains important, we are also focused on the path to profitability. Our planned investments to drive growth may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. The effects of the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing conflict between Hamas and Israel, the ongoing conflict between Russia and Ukraine conflict and related sanctions, bank failures and heightened liquidity concerns at certain banks and financial institutions, could limit our access to financing and increase our costs of borrowing.

If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur debt, the debt holders would have rights senior to holders of Common Stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our Common Stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.

We believe that maintenance and enhancement of the iLearningEngines brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful maintenance and enhancement of our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to show that our products improve efficiency for our customers while improving engagement and satisfaction of their employees, our ability to continue to develop new functionality and use cases, our ability to successfully differentiate our products and platform capabilities from competitive products, and our ability to adequately obtain and protect our trademarks and trade names. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.

Our ability to maintain and enhance our brand may also be subject to factors that are outside of our control. For instance, media stories regarding the potential effects on employment of automation, AI and technologies that replace traditional, human-driven systems are commonplace. Unfavorable publicity regarding the impact automation and AI may have on unemployment could harm our brand and reputation, even if unrelated to our products. Such negative publicity could also reduce the potential demand and size of the market for our products and decrease our revenue.

We may not be able to protect all of our registered or unregistered trademarks or trade names relevant to our brand and our rights may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. If we are unable to protect our rights in these trademarks and trade names, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we fail to successfully promote and maintain our brand, our business, financial condition, and results of operations may suffer.

If we are unable to ensure that our platform integrates with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our results of operations may be harmed.

We need to continuously modify and enhance our platform to adapt to changes in hardware, software, and browser technologies. In particular, we have developed our platform to be able to easily integrate with third-party applications, including the applications of software providers that compete with us as well as our partners, through the interaction of Application Programming Interface (“APIs”). In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:

●	modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other application developers;

●	changes how information is accessed by us or our customers; or

●	develops or otherwise favors its own competitive offerings over our platform.

Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our platform. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.

In addition, our platform interoperates with servers and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of our platform with such third-party services, as well as cloud-enabled hardware, software, networking, browsers, database technologies, external open sources and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect adoption and usage of our platform. Also, we may not be successful in ensuring that our platform operate effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our platform, our business, results of operations, and financial condition may be harmed.

If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.

Our success is supported and progressed by the passionate team we have assembled. We believe our culture has been a key contributor to our success to date and that the critical nature of the technology that we develop promotes a sense of greater purpose and fulfillment in our employees. As we continue to hire more employees to keep pace with our growth, it may become more difficult for us to find employees that exhibit these values or to instill them in our new employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and our ability to effectively focus on and pursue our corporate objectives. As we grow and develop our corporate infrastructure, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

Our growth strategy relies in part on making accretive strategic investments. Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Additionally, these transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

Our business, financial condition, results of operations, or cash flows could be significantly hindered by the occurrence of a natural disaster, military action, terrorist attack, or other catastrophic event.

Our business operations may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, and other events beyond our control. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus reduced spending on our platform and products. In addition, a substantial portion of our revenue is derived through channel partners with operations in India and the United Arab Emirates. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, military actions, terrorist attacks, and other events beyond our control materially impacts our ability to operate those offices, it may have a material impact on our business operations as a whole.

To the extent that such events disrupt our business or the business of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition, results of operations, and cash flows.

Any future litigation against us could be costly and time-consuming to defend.

We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition, and results of operations.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for potential losses, including those arising from intellectual property or data protection claims.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation, or other violation of intellectual property rights, breaches of data protection obligations, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or platform, our acts or omissions under such agreements, or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services, and adversely affect our business, financial condition, and results of operations. In addition, although we carry general liability and cybersecurity insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Our outstanding indebtedness could adversely affect our financial condition and our ability to operate our business and pursue our business strategies and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of August 12, 2024, we had $ 60.0 million in principal amount of loans outstanding under the Revolving Loan Agreement. See the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — East West Bank Financing” for more information. In addition, subject to certain restrictions under our Revolving Loan Agreement, we may incur additional debt.

Our debt could have important consequences to you, including the following:

●	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;

●	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

●	a portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other general corporate purposes;

●	our increased vulnerability to economic downturns and adverse industry conditions;

●	our flexibility to plan for, or react to, changes in our business or industry;

●	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and

●	our ability to borrow additional funds or to refinance debt may be limited.

Restrictions imposed by our outstanding indebtedness may limit our ability to operate our business, execute our growth strategy, and to finance our future operations or capital needs or to engage in other business activities.

These covenants restrict our ability, among other things, to:

●	incur additional debt;

●	grant liens on assets;

●	sell or dispose of assets;

●	merge with or acquire other companies, or make other investments;

●	liquidate or dissolve ourselves; engage in businesses that are not in a related line of business; or

●	pay dividends or make other distribution

Any breach of any of the covenants in the Revolving Loan Agreement that is not otherwise waived or cured within the applicable cure period would result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under other debt we may incur in the future, which could have a material adverse effect on our business, results of operations and financial condition. In the event of such event of default under the Revolving Loan Agreement, the applicable lenders could elect to terminate their commitments and declare all outstanding loans, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, and/or exercise their rights and remedies under the loan documents governing our Revolving Loan Agreement or any applicable law. Our obligations under the Revolving Loan Agreement are secured by substantially all of the assets of the Company, iLearningEngines Holdings, Inc. and in2vate, L.L.C.

If we were unable to repay or otherwise refinance these loans when due, the applicable lenders could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our loans, we and our subsidiaries may not have sufficient assets to repay such indebtedness. Any acceleration of amounts due under the Revolving Loan Agreement or the exercise by the applicable lenders of their rights and remedies would likely have a material adverse effect on our business.

These restrictions may affect our ability to grow in accordance with our strategy.

Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in such event, we cannot assure you that we will be able to obtain waivers from the Lenders or amend the covenants.

Unfavorable media coverage could materially adversely affect our business, brand image or reputation.

Unfavorable publicity or media reports regarding us, our privacy practices, our social media activities, data security compromises or breaches, product changes, product or service quality or features, litigation or regulatory activity or regarding the actions of our partners, our users, our employees or other companies in our industry, could materially adversely affect our brand image or reputation, regardless of the veracity of such publicity or media reports. If we fail to protect our brand image or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer installations of our platform (or increased installations of our platform), or slower user growth rates. Damage to our brand or reputation could also adversely affect the willingness of educational institutions and enterprise partners to utilize our product and platform, which in turn could slow the growth of, or reduce, our revenue. In addition, if securities analysts or investors perceive any media coverage of us to be negative, the price of our Common Stock may be materially adversely affected. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We rely on data sets from our customers. If we are not able to acquire or utilize such data sets, or regulations limit us from doing so, our business, financial condition, and results of operations could be adversely affected.

Our platform currently relies on data sets from our channel partners and customers, as well as our proprietary AI, data and machine learning algorithms, to optimize our automation product. For example, we have invested more than $160 million to purchase proprietary datasets to date to train our model, and we plan to continue purchasing strategic datasets in the future. Our channel partners and customers may impose restrictions on our use of such data, increase the price they charge us for this data, refuse altogether to license the data to us or license the data to our competitors. If we are unable to use the data from any of our channel partners and customers, our business, financial condition and our results of operations could be materially adversely affected.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

We currently operate internationally, and a component of our growth strategy involves the further expansion of our operations and customer base internationally. Customers outside the United States generated 57%, 66% and 81% of our revenue as of December 31, 2023, 2022 and 2021, respectively. Beyond the United States, we have operational presence internationally, including, among others, in India and the United Arab Emirates. We are continuing to adapt to and develop strategies to further address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans.

As of June 30, 2024, we had 101 full-time employees and 427 contract employees globally which can either be provided by our channel partners or contracted directly with iLearningEngines. While our headquarters is in Bethesda, Maryland, our workforce is currently remote-first. This allows us to find the right talent to serve our users, regardless of location. In the United States, we have concentrations of employees in Alaska, Connecticut, Illinois, Maryland, Oklahoma, Texas and Virginia, which allows our employees a mix of in-person and remote work. This approach continues to be an asset in our recruiting efforts, especially as other companies begin to require employees to return to the office or take reductions in pay. Our non-US based employees are located in Australia, India, the United Kingdom and the United Arab Emirates. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

●	slower than anticipated availability and adoption of our platform and products by international businesses;

●	changes in a specific country’s or region’s political, regulatory, or economic conditions;

●	the need to adapt and localize our products for specific countries;

●	greater difficulty collecting accounts receivable and longer payment cycles;

●	potential changes in trade relations, regulations, or laws;

●	unexpected changes in laws, regulatory requirements, or tax laws;

●	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

●	differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

●	challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

●	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

●	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;

●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

●	laws and business practices favoring local competitors or general market preferences for local vendors;

●	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;

●	political instability or terrorist activities;

●	an outbreak of a contagious disease, which may cause us or our third-party providers and/or customers to temporarily suspend our or their respective operations in the affected city or country;

●	exposure to liabilities under anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”), U.S. bribery laws, the United Kingdom Bribery Act, and similar laws and regulations in other jurisdictions;

●	exposure to anti-competition laws in foreign jurisdictions that may conflict with or be more restrictive than similar U.S. anti-competition laws; and

●	adverse changes to domestic and foreign tax law and the burdens of foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Raising additional capital may cause dilution to our stockholders or restrict our operations.

Until such time, if ever, as we can generate substantial net income from the commercialization of our platform, we will need substantial additional financing to develop our platform and implement our operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our platform or grant licenses on terms that may not be favorable to us or that may be at less than the full potential value of such rights. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market the platform that we would otherwise prefer to develop and market ourselves.

Risks Related to Data Privacy and Cybersecurity

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, access, generate, transfer, store, disclose, share, make accessible, protect, secure, dispose of, use, and otherwise process general personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, codes, regulations, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). The California Consumer Privacy Act (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosure in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, which became operative on January 1, 2023, expanded the CCPA’s requirements to apply to personal information of business representatives and employees and established a new regulatory agency to implement and enforce the law.

Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act or, collectively, HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical, and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts, including HIPAA-required business associate agreements. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures, and systems.

Outside of the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. The EU General Data Protection Regulation (“GDPR”) and the U.K. GDPR impose strict requirements for processing personal data. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interest. We also target customers in Asia and have operations in India and Australia and are subject to new and emerging data privacy regimes in Asia. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider providing an adequate level of data privacy and security, such as the U.S. The European Commission released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. In addition, the EU-U.S. Data Privacy Framework (“Data Privacy Framework”) that went into effect in July 2023 allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Data Privacy Framework are valid transfer mechanism. Currently, the SCCs or certification under the Data Privacy Framework are valid mechanisms to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether they will remain valid mechanisms, since they are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

If we cannot implement a valid compliance mechanism for cross-border data transfers to countries, such as the U.K., we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from the U.K. or other foreign jurisdictions. The inability to import personal data to the U.S. could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, by or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

The privacy of children’s personal data collected online is also becoming increasingly scrutinized both in the United States and internationally. For example, the United Kingdom’s Age Appropriate Design Code, or AADC, and incoming Online Safety Bill, focuses on online safety and protection of children’s privacy online. In the U.S., we may have obligations on the federal level under the Children’s Online Privacy Protection Act, or COPPA. COPPA applies to operators or co-operators of commercial websites and online services directed to US children under the age of 13 that collect personal information from children and operators of general audience sites with actual knowledge that they are collecting information from US children under the age of 13. Our platform is aimed at a general audience, and any information that we might collect from third party business partners about any data subjects under the age of 13 would be de-identified. There may be situations, however, where despite the de-identification, we could be alleged to be collecting personal information from children or that we are a co-operator under COPPA.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Use and development of AI and machine learning systems is also an area of developing laws, rules, and regulations. Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/machine learning to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/machine learning, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Our business model materially depends on our ability to process user engagement data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable laws, regulations, or contractual obligations (including as a result of a data breach or similar incident) could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, interruptions or stoppages of data collection needed to train our algorithms); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/machine learning. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/machine learning. These obligations may make it harder for us to conduct our business using AI/machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/machine learning, or prevent or limit our use of AI/machine learning. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Additionally, we maintain privacy policies and other documentation regarding our processing of personal data. Although we endeavor to comply with our privacy policies and other data protection obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers, or vendors fail to comply with our policies and documentation. Such failures can subject us to potential foreign, federal, state, and local action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with privacy policies and other data protection obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We are also bound by contractual obligations related to data privacy and security (including related to industry standards), and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally.

We may in the future receive inquiries from or be subject to investigations by data protection authorities regarding, among other things, our privacy, data protection, and information security practices. Any such investigations could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets. We may rely on third-party service providers, sub-processors, and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If any of our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as employee theft or misuse), and sophisticated nation-state and nation-state supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third-party service providers upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.

Ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third- party information technology systems that support us and our services.

Our platform is embedded into the systems and workflows on customer infrastructure and rely on cloud security management from the client or channel partner who is directly using cloud provider services and third-party tools and, as a result, if our solutions are compromised, the client or channel partner could be simultaneously affected.

The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any of the previously identified or similar threats could cause a security incident or other interruption, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. While we take steps to detect and remediate vulnerabilities, we may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. These vulnerabilities may pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform and products, deter new customers from using our platform and products, and negatively impact our ability to grow and operate our business. A security breach may cause us to breach customer contracts. Our contracts may not contain limitations of liability, and even when they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability or disclaimers in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages, and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our platform, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and/or platforms capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability or our platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Risks Related to Regulatory Compliance and Governmental Matters

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the FCPA, U.S. domestic bribery laws, the United Kingdom Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws, we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Sales to highly regulated organizations are subject to a number of challenges and risks.

We currently sell to customers in highly regulated industries such as insurance, healthcare and education. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our platform and products or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements on third-party vendors generally, or us in particular, that we may not be able to or may not choose to meet. In addition, customers in these highly regulated industries often have a right to conduct audits of our systems, products, and practices. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business. In addition, if our platform and products do not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing them to terminate their agreements.

These customers may also be subject to a rapidly evolving regulatory framework that may impact their ability to use our platform and products. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our platform and to grow or maintain our customer base. If we are unable to enhance our platform and products to keep pace with evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our platform, our business, financial condition, and results of operations could be adversely affected.

Further, highly regulated entities may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including preferential pricing or “most favored nation” terms and conditions or contract provisions that are otherwise time-consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or regulators. Even if we do meet these special standards or requirements, the additional costs associated with providing our platform to government and highly regulated customers could harm our results of operations.

Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our business activities are subject to various export, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to collectively as “Trade Controls.” Trade Controls may prohibit or restrict the sale or supply of certain products, including encryption items and other technology, and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions.

While we have implemented controls designed to promote and achieve compliance with applicable Trade Controls, our platform and products may have been provided in the past, and could in the future, be provided in violation of such laws, despite the precautions we take. Any failure to comply with applicable Trade Controls may materially affect us through reputational harm, as well as other negative consequences, including government investigations and penalties. Accordingly, we must incur significant operational costs to support our ongoing compliance with Trade Controls at all levels of our business.

Also, various countries in addition to the U.S. have enacted Trade Controls that could limit our ability to distribute our platform and products or could limit our customers’ ability to implement our platform and products in those countries. Changes in our platform or products or future changes in Trade Controls may create delays in the introduction of our platform and products in international markets or, in some cases, prevent the export or import of our platform and products to certain countries, governments, or persons altogether. Any change in Trade Controls could result in decreased use of our platform and products by, or decrease in our ability to export or sell our platform and products to, existing or potential customers. Any decreased use of our platform or products or limitation on our ability to export or sell our platform and products would adversely affect our business, results of operations, and growth prospects.

The evolving geopolitical situation in Ukraine has resulted in Trade Controls being implemented by the U.S., the United Kingdom, the EU, Australia, and Japan and other countries against officials, individuals, entities, regions, and industries in Russia, Ukraine, and Belarus, as well as counter sanctions by Russia. Such Trade Controls and any further restrictions that may be promulgated by relevant governmental authorities could adversely affect our business.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate. We may not be able to protect our intellectual property rights if, for example, we are unable to enforce our rights against infringement or misappropriation, or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology, or develop and commercialize substantially identical products, services, or technologies and our business, financial condition, results of operations, or prospects may be harmed.

In addition, defending our intellectual property rights may entail significant expense. Any patent, trademark, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes and proceedings or litigation, both in the U.S. and abroad. Moreover, there can be no assurance that our future patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages, or may be successfully challenged by third parties. The U.S. Patent and Trademark Office and various foreign governmental patent and trademark agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent and trademark application process and after a patent or trademark registration has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, patent application, or trademark filing, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market.

Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our brands, products, and platform capabilities, and use information that we regard as proprietary to create brands and products that compete with ours. Effective intellectual property protection may not be available to us or commercially feasible in every country in which our products are available. Further, intellectual property law, including statutory and case law, particularly in the U.S., is constantly developing, and any changes in the law could make it harder for us to enforce our rights. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or adopt trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, as noted below, litigation or other actions may be necessary to protect or enforce our intellectual property rights against infringement or misappropriation. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights, and we may be required to spend significant resources to monitor and protect those rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property.

Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights and if such defenses, counterclaims, or countersuits were successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our future patents, future patent applications, and trademark filings at risk of being invalidated, not issued, or cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, which could have a substantial adverse effect on the price of our Common Stock or our reputation. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and platform capabilities, impair the functionality of our products and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties, including suppliers and other partners. However, we cannot guarantee that we have sufficient contractual protections in place with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Similarly, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. For example, past employees have sought to misappropriate source code relevant to certain of our products. While we have taken steps to enjoin misappropriation that we are aware of, such steps may not ultimately be successful and we may not be aware of all such misappropriation. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, the assignment of intellectual property rights from our employees and contractors may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could adversely impact our business, financial condition, and results of operations.

We use open-source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.

We use open-source software in our products and we expect to continue to incorporate open-source software into our products in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and to avoid using the open source software in a manner that would put our valuable proprietary source code at risk, we cannot ensure that we have not incorporated additional open source software in our products in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. This could result in us losing revenue, allow our competitors to create similar offering with lower development costs and ultimately result in a loss of our competitive advantages. Furthermore, if we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software, which may divert resources away from our product development efforts and, as a result, adversely affect our business. In addition, we could be required to seek licenses from third parties to continue offering our products for certain uses, or cease offering the products associated with such software, which may be very costly.

From time to time, there have been claims challenging the ownership rights in open-source software against companies that incorporate it into their products and the licensors of such open-source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our products.

In addition, our use of open-source software may present greater risks than use of other third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our business operations depend upon the successful and secure operation of open-source software, any undetected errors or defects in open-source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our systems. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

If we cannot license rights to use technologies on reasonable terms, we may be unable to license rights that are critical to our business.

In the future we may identify additional third-party intellectual property that we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These more established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses were available, we might be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could adversely impact our business, financial condition, and results of operations.

We may become subject to intellectual property claims from third parties, which may subject us to significant liability, increased costs, and impede our ability to operate our business.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services, or intellectual property are infringing, misappropriating, or violating third party intellectual property rights. Additionally, the technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights, and third parties have brought such claims against us and may bring additional claims against us in the future. We expect that the occurrence of infringement claims is likely to grow as the market for our products grows.

Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention, and our technologies or intellectual property may not be able to withstand third party claims against their use. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

●	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.

We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a substantial adverse effect on the price of our Common Stock or our reputation.

Risks Related to Tax and Accounting Matters

Our corporate structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our international operations and personnel have rapidly expanded to support our business in numerous international markets. We generally conduct our international operations through directly or indirectly wholly-owned subsidiaries, and we are or may be required to report our taxable income in various jurisdictions worldwide with increasingly complex tax laws based upon our business operations in those jurisdictions. Our intercompany relationships and agreements are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions with potentially divergent tax laws. Tax authorities may disagree with tax positions that we have taken. For example, the U.S. Internal Revenue Service (the “IRS”) or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure.

The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing and could impose additional tax, interest, and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such contingencies. Furthermore, we are subject to periodic audits in the various jurisdictions in which we operate, which if determined aversely could have an adverse impact on our financial conditions.

Changes in tax laws or tax rulings could materially affect our financial condition, results of operations, and cash flows.

The tax regimes that we are subject to or operate under, including income and non-income taxes, may be subject to significant change or differing interpretations. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations, possibly on a retroactive basis, and we must monitor such changes closely. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted in 2017, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Inflation Reduction Act enacted in 2022 (the “IRA”) made many significant changes to U.S. tax laws. In particular, the IRA imposes a 15% minimum tax on the book income of certain large corporations as well as a 1% excise tax on certain corporate stock repurchases. Further, effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenses for tax purposes in the year incurred, and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the IRS and other tax authorities with respect to any existing or new laws may affect us, and certain aspects of such laws could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states in the U.S. will conform to U.S. federal tax laws.

In addition, the Organization for Economic Cooperation and Development (the “OECD”) has been working on a BEPS Project and issued a report in 2015, an interim report in 2018, and has issued additional guidelines, model rules, and final proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In particular, the OECD is coordinating the implementation of rules to be adopted from 2023 for taxing the digital economy, specifically with respect to nexus and profit allocation (“Pillar One”), and for a global minimum tax (“Pillar Two”). While these and other BEPS initiatives are in the final stages of approval and/or implementation, we cannot predict their outcome or what potential impact they may have on our tax obligations and operations or our financial statements, up to their final enactment in national and international legislation.

Additionally, the European Commission and several countries have issued (and continue to issue) proposals that could change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue or online sale. For example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business (subject to any scaling back or withdrawal of such proposals or enactments following the implementation of Pillar One and Pillar Two and/or the introduction of mechanisms to avoid double taxation currently being assessed).

Changes to the taxation of our activities, the realization of losses and other deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses could increase our effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined.

Our effective tax rate could increase due to several factors, including:

●	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

●	changes in tax laws, tax treaties, and regulations or the interpretation of them;

●	changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

●	the outcome of current and future tax audits, examinations, or administrative appeals;

●	changes international tax frameworks; and

●	the effects of acquisitions.

Any of these developments could adversely affect our results of operations.

Our business may be subject to sales and other taxes.

The application of indirect taxes, such as sales and use taxes, value-added taxes, provincial taxes, goods and services taxes, business taxes, digital service taxes, and gross receipt taxes to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more U.S. states, the federal government, or foreign jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate ecommerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states may require online merchants to collect and remit sales taxes on transactions in the state, despite not having a physical presence in the state. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could affect our operating results or, in the event that we change our pricing models to account for increased obligations, make accessing offerings through our platform less attractive and more costly, which could harm our business.

Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.

Certain of our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under applicable tax law. Under applicable U.S. federal income tax law, NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years, and NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited to 80% of current year taxable income. The extent to which U.S. state income tax law will conform to U.S. federal income tax law is uncertain.

In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. It is possible that we have in the past undergone ownership changes under Section 382 of the Code, and future changes in our equity ownership, some of which are outside of our control, could result in ownership changes under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

Our reported financial results may be adversely affected by changes in GAAP.

GAAP is subject to interpretation by the FASB, SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

Our revenue recognition policy and other factors may cause variability of our financial results in any given period and make them difficult to predict.

We derive our revenue from the sale of our software licenses for use of our proprietary software, maintenance and support for our licenses and implementation services. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services are delivered. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services. Licenses revenue (including the term license portion of “flex offerings”) is recognized when we transfer control of the respective license to the customer. Revenue from licenses, maintenance and support are recognized ratably over time since control passes to our customers over the arrangement’s contractual period. Implementation services revenue is recognized as services are rendered.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates may occur from period to period.

Given the foregoing factors, our actual results could differ significantly from our estimates. Comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.

For more information on our revenue recognition policy, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition.”

Risks Related the Ownership of Our Securities

We have limited experience operating as a United States public company and may not be able to adequately develop and implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes Oxley Act.

We have limited experience operating as a United States public company. Certain of our executive officers lack experience in managing a United States public company, which makes their ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to United States public companies could subject us and our management to regulatory scrutiny or sanction, which could harm our reputation and share price.

We have limited experience preparing and filing periodic or other reports with the SEC or complying with the other requirements of United States federal securities laws applicable to public companies. We also have limited experience establishing and maintaining the disclosure controls and procedures and internal controls over financial reporting applicable to a public company in the United States, including the Sarbanes-Oxley Act. Although we are in the process of developing and implementing our governance, compliance, risk management and control framework and culture required for a public company, we may not be able to meet the requisite standards expected by the SEC and/or our investors. We may also encounter errors, mistakes and lapses in processes and controls resulting in failures to meet the requisite standards expected of a public company. In May 2024, we were unable to file our Quarterly Report on Form 10-Q for the period ended March 31, 2024 by the initial deadline due to the reasons described in our Notification of Late Filing on Form 12b-25, filed with the SEC on May 16, 2024. Although we were able to file the 10-Q within the extension period provided pursuant to SEC rules, there is no assurance that we will be able to timely file our periodic reports in the future. Our failure to file periodic and certain current reports with the SEC in a timely manner, among other things, could further preclude or delay us in the future from being eligible to use a short form registration statement on Form S-3 (once available to us) to register certain sales of our Common Stock by us or our stockholders and could even result in the delisting and suspension of trading of our Common Stock on Nasdaq and/or the revocation of our registration by the SEC.

As a United States public reporting company, we incur significant legal, accounting, insurance, compliance, and other expenses. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Compliance with reporting, internal control over financial reporting and corporate governance obligations requires members of our management and our finance and accounting staff to divert time and resources from other responsibilities to ensure these new regulatory requirements are fulfilled.

If we fail to adequately implement the required governance and control framework, we could be at greater risk of failing to comply with the rules or requirements associated with being a public company. Such failure could result in the loss of investor confidence, could harm our reputation, and cause the market price of our securities to decline. Other challenges in complying with these regulatory requirements may arise because we may not be able to complete our evaluation of compliance and any required remediation in a timely fashion. Furthermore, any current or future controls may be considered as inadequate due to changes or increased complexity in regulations, our operating environment or other reasons.

Due to inadequate governance and internal control policies, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to make required filings in a timely manner and make filings containing incorrect or misleading information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, as well as damage to our reputation, business, financial condition, operating results and share price.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management now devotes substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would adversely impact our business.

As a public company, and particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act and the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have begun to hire additional accounting, finance, and other personnel in connection with becoming a public company, and our management and other personnel devotes a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of becoming a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors (the “Board”) of the Companyor committees of the Board or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Pursuant to Sarbanes-Oxley Act Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K with the SEC for the year ending December 31, 2024. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we are engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. Our management has identified material weaknesses, and, in the future, our management may identify one or more material weaknesses, which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our management has identified material weaknesses and significant deficiencies in our internal control over financial reporting and we may identify additional material weaknesses and significant deficiencies in the future. If we fail to remediate the material weaknesses and significant deficiencies or if we otherwise fails to establish and maintain effective control over financial reporting, we may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

In connection with the preparation of our consolidated financial statements as of and for the fiscal years ended December 31, 2023, 2022, 2021 and 2020, we identified potential material weaknesses and significant deficiencies in our internal control over financial reporting. The Public Company Accounting Oversight Board defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.” Deficient levels of internal controls could also result in a reasonable possibility that an occurrence of a material fraud will not be prevented or detected.

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. Under public company standards, such lack of adequate competence in the accounting and reporting function and deficient level of internal controls could be considered material weaknesses. This potential material weakness contributed to the following additional potential material weaknesses:

●	We did not design and maintain formal governance policies, procedures and controls over significant corporate actions to achieve complete, accurate and timely review and recording of corporate actions. in 2023, we were non-compliant with certain provisions of a term loan requiring a separate bank account set up to hold $2,000,000 separated from operating cash to be used should the Business Combination not be consummated and formal minutes of the Board and executive team actions, such as the approval of RSUs issued during the year. Further, there should be evidence of review and approval of all financial transactions, which is not currently being documented.

●	We did not design and maintain formal policies, procedures and controls over significant compliance with statutory regulations to achieve complete, accurate and timely reporting and payment of payroll taxes. This material weakness resulted in the payment of fines and penalties for untimely reporting and payment of obligations. Additionally, in 2023, we filed our 2022 Federal and State income tax returns late, after the extended deadline.

We also noted the following deficiencies that we believe to be significant deficiencies. A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

●	We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties that adequately restricts users and privileged access to financial applications, programs, and data to appropriate Company personnel. The deficiency could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. We do not perform periodic reviews of all user accounts within departments to validate that access is appropriate. If inappropriate user rights are identified, corrective action should be taken to revoke or modify access. Documentation of the completion of this evaluation should also be maintained. Further, management is responsible to evaluate all third-party service providers including evaluating the service organization controls which may include the review of a SOC report to verify that relevant controls over financial reporting and in place at the service organization and such controls are tested appropriately. Management’s review of the SOC report should also evaluate complementary user entity controls that we have in place to ensure that relevant control objectives are achieved. Currently, management has not performed such tasks which we believe is an indication of insufficient control surrounding financial reporting and constitutes a significant deficiency in internal control.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate these material weaknesses and significant deficiencies. While we are designing and implementing measures to remediate these material weaknesses and significant deficiencies, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers. Further, in June 2023, our registered public accounting firm agreed to a settlement with the SEC with respect to certain matters relating to systemic quality control failures and violations of audit standards in connection with audit work for hundreds of special purpose acquisition company (“SPAC”) clients beginning at the latest in 2020 and continuing through 2022. We are actively monitoring the situation but do not currently believe this settlement will affect our financial statements or Legacy iLearningEngines financial statements.

We must continue to improve our internal control over financial reporting. Our management will be required to make a formal assessment of the effectiveness of our internal control over financial reporting pursuant to Sarbanes-Oxley Act Section 404(a), and we may in the future be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our Common Stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC and other regulatory authorities.

The price of our Common Stock and Warrants may be volatile.

The price of our Common Stock and warrants has significantly fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, including, without limitation:

●	changes in the industry in which we operate;

●	the volume and timing of sales of our products and services;

●	the success of existing or new competitive products or technologies;

●	the introduction of new services, products or product enhancements by us or others in our industry and other developments involving our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of Common Stock available for public sale;

●	general economic and political conditions, such as recessions, interest rates, social, political and economic risks and acts of war or terrorism; and

●	that the information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

These market and industry factors may materially reduce the market price of our Common Stock and warrants regardless of our operating performance. It is also possible that an active trading market will not be sustained. Any of these effects would make it difficult for you to sell shares of our Common Stock or our Warrants at an attractive price or at all.

We may be unable to maintain the listing of our securities on Nasdaq in the future.

We cannot guarantee that our securities will continue to be listed on Nasdaq. If we fail to meet the requirements of the applicable listing rules, such failure may result in a suspension of the trading of our shares or delisting in the future. This may further result in legal or regulatory proceedings, fines and other penalties, legal liability for us, the inability for our stockholders to trade their shares and negatively impact our share price, reputation, operations and financial position, as well as our ability to conduct future fundraising activities. If Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing conflicts between Russia and Ukraine and Hamas and Israel have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this filing and in our public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, will be impacted by a number of factors, many of which are out of our control. Actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic or regulatory uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of Common Stock may decline as well. Even if we issue public guidance, there can be no assurance that we will continue to do so in the future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of our securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our securities.

Securities research analysts may establish and publish their own periodic projections of us. These projections may vary widely and may not accurately predict the results that we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage to continue, if analysts cease to continue coverage of us, the market price and volume for our securities could be adversely affected.

We may be required to repurchase up to 445,000 shares of Common Stock from the investors with whom we entered into the Forward Purchase Agreement in connection with the closing of the Business Combination, which would reduce the amount of cash available to us to fund our business.

On April 26, 2023, the Company entered into the Forward Purchase Agreement with Polar Multi-Strategy Master Fund (“Polar”), dated April 26, 2023, which was subsequently amended by a letter agreement on April 9, 2024 (as amended, the “Forward Purchase Agreement”), pursuant to which the Company agreed to purchase in the aggregate, on the Maturity Date, up to 445,000 shares of Common Stock then held by Polar (subject to certain conditions and purchase limits set forth in the Forward Purchase Agreement). We will be required to pay $0.60 per share for the 445,000 shares of Common Stock if the FPA remains outstanding one year after the Closing.

If Polar holds some or all of the 445,000 forward purchase agreement shares on the Maturity Date, and the per share trading price of our Common Stock is less than the per share price at which Polar has the right to sell the shares of Common Stock to us on the Maturity Date, we would expect that Polar will exercise this repurchase right with respect to such shares. In the event that we are required to repurchase these forward purchase agreement shares, or in the event that the forward purchase agreement is terminated, the amount of cash available to fund our liquidity and capital resource requirements would be reduced accordingly, which could adversely affect our business, financial condition and results of operations.

Other events may result in Polar having no payment obligations to the Company at settlement under the Forward Purchase Agreement.

The occurrence of certain events may accelerate the Maturity Date and may result in Polar having no payment obligation to the Company at settlement. Such events (collectively, “FPA Acceleration Events”) include (a) if the VWAP Price, for any 10 trading days during a 30 consecutive trading day-period beginning 30 days following the Closing, is below $2.00 per share, (b) if the Company’s shares of Common Stock cease to be listed on a national securities exchange or upon the filing of a Form 25, or (c) if the applicable resale registration statement is not declared effective by the SEC within the time periods set forth in the Forward Purchase Agreement, or if the applicable resale registration statement after it is declared effective ceases to be continuously effective as required by the Forward Purchase Agreement, which will result in the unregistered shares being excluded from the calculation of the amounts due at settlement.

Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants.

The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the warrants at any given time. If the Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of the Warrants.

Furthermore, with regard to the Private Placement Warrants, it is possible that we may not receive cash upon their exercise, since these warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our Common Stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

The Public Warrants may only be exercised for cash provided there is then an effective registration statement registering the shares of Common Stock issuable upon the exercise of such warrants. If there is not a then-effective registration statement, then such warrants may be exercised on a “cashless basis,” pursuant to an available exemption from registration under the Securities Act.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Our 14,374,975 Public Warrants to purchase an aggregate of 14,374,975 shares of Common Stock and 8,250,000 Private Placement Warrants to purchase an aggregate of 8,250,000 shares of Common Stock became exercisable on May 16, 2024 in accordance with the terms of that certain warrant agreement, dated March 4, 2021 by and between us and Continental Stock Transfer & Trust Company, as warrant agent. The exercise price of the Warrants is $11.50 per share, or approximately $260.2 million in the aggregate, assuming none of the Warrants are exercised through “cashless” exercise.

To the extent such warrants are exercised, additional Common Stock will be issued, which will result in dilution to the holders of Common Stock and will increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Warrants that were issued will be unlikely to exercise their warrants on a cash basis. On August 9, 2024, the last reported sales price of our Common Stock was $5.78 per share and the last reported sales price of our Public Warrants was $0.74 per warrant. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Common Stock.

Certain of our Warrants are accounted for as liabilities and the changes in value of such Warrants could have a material effect on, or cause volatility in, our financial results.

In connection with the Business Combination, we assumed our Public Warrants to purchase up to 14,374,975 shares of our Common Stock (which were originally issued as warrants to purchase shares of ARRW Class A common stock in connection with ARRW’s IPO). We evaluated the accounting treatment of such Warrants and determined to classify certain of such Warrants as liabilities measured at fair value. The fair value of such Warrants is remeasured on a quarterly basis with changes in the estimated fair value recorded in Other (expense) income on the condensed consolidated statement of operations and comprehensive loss. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on such Warrants each reporting period and that the amount of such gains or losses could materially impact or cause volatility in our financial results. At March 31, 2024, the fair value of the liability associated with the Public Warrants was determined by the Company to be approximately $2.6 million.

Our Certificate of Incorporation designates the Delaware Court of Chancery or Delaware state or United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit such stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or other stockholders.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for state law claims for (i) any derivative claim or cause of action brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders, us or our stockholder; (iii) any action against us or any of our current or former directors, officers or other employees asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or Bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or Bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the DGCL confers jurisdiction on the Delaware Court of Chancery; and (vi) any action asserting a claim against us or any of our current or former directors, officers or other employees governed by the internal affairs doctrine or otherwise related to our internal affairs. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations promulgated thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring, holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation. Although we believe these exclusive forum provisions will benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations promulgated thereunder.

Our Certificate of Incorporation, to the extent permitted by applicable law, contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified or presented to our non-employee directors or stockholders.

Our officers and directors and their respective affiliates may hold, and may, from time to time in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain areas of our business. The Certificate of Incorporation provides that we renounce, to the fullest extent permitted by Delaware or other applicable law, any expectancy that any of our non-employee directors, stockholders or the affiliates of such stockholders will offer any corporate opportunity of which such director or stockholder may become aware to us except with respect to a corporate opportunity that was offered to a director solely in his or her capacity as our director and (i) such opportunity is one we are legally and contractually permitted to undertake and (ii) the director is permitted to refer that opportunity to us without violating any legal obligation. As a result, these arrangements could adversely affect our business, results of operations, financial condition or prospects if attractive business opportunities are allocated to any of our non-employee directors, stockholders or the affiliates of such stockholders instead of to us.

If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Following the Business Combination, fluctuations in the price of our Common Stock could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment, and our Common Stock may trade at a price significantly below the price you paid for it. In such circumstances, the trading price of our Common Stock after the Closing may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our Common Stock, irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the education technology industry, which investors perceive to be similar to us, could depress our stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price for our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We have spent and may continue to spend substantial funds in connection with the tax liabilities on the settlement of RSUs. The manner in which we fund these tax liabilities may cause us to spend substantial funds or reduce the Company’s stock price, either of which may have an adverse effect on our financial condition.

The RSUs previously issued by Legacy iLearningEngines that we have issued to date vest upon the satisfaction of two vesting requirements: a service based vesting requirement and a liquidity event based vesting requirement and the RSUs do not vest until both requirements are satisfied. The service based vesting requirement is satisfied after the holder has worked for iLearningEngines for some period of time, generally four years. The liquidity event based vesting requirement was satisfied upon the consummation of the Business Combination.

Pursuant to the terms of the RSU award agreement, once the RSUs vest, the Company must settle and deliver the shares underlying the RSU on the vesting date (“Original Issue Date”). However if the Original Issue Date does not occur during an open window period applicable to the RSU holder or on a date when the RSU holder is otherwise permitted to sell shares on an established stock exchange or stock market, then the RSU settlement may be delayed until the RSU holder is no longer prohibited from selling shares on the open market, but in no event later than December 31 of the calendar year of the Original Issue Date or, if and only if permitted in a manner that complies with Treasury Regulations Section 1.409A-1(b)(4), March 15 of the year immediately following the year in which the shares are no longer subject to a substantial risk of forfeiture within the meaning of Treasury Regulations 1.409A-1(d). Since the RSU holders were restricted from selling the shares underlying the RSUs in the open market, the Company did not settle the RSUs at Closing.

Upon settlement of the RSUs discussed above, we can satisfy the income tax withholding obligations (“tax-related items”) associated with the settlement of the RSUs, if any, by any of the following means or by a combination of such means: (i) withholding from any compensation otherwise payable to the RSU holder by iLearningEngines; (ii) causing the RSU holder to tender a cash payment; (iii) entering on behalf of the RSU holder into a “same day sale” commitment with a broker dealer that is a member of the Financial Industry Regulatory Authority (a “FINRA Dealer”) whereby the RSU holder irrevocably elects to sell a portion of the shares to be issued under the RSU to satisfy any tax-related items and whereby the FINRA Dealer irrevocably commits to forward the proceeds necessary to satisfy the tax-related items directly to us and/or its affiliates; (iv) withholding shares of Common Stock from the shares of Common Stock issued or otherwise issuable to the RSU holder in connection with the RSU with a fair market value (measured as of the date shares of Common Stock are issued to RSU holder or, if and as determined by us, the date on which the tax-related items are required to be calculated) equal to the amount of such tax-related items (a “Withhold-to-Cover”); or (v) any other method of withholding determined by us and permitted by applicable law.

On June 30, 2024, we settled 5.7 million RSUs and satisfied the tax-related items associated with the settlement of the RSUs by using approximately $4.9 million of our cash with a “Withhold-to-Cover” (by withholding shares of Common Stock from the shares of Common Stock issued or otherwise issuable to holders of the RSUs with a fair market value (measured as of the date such shares of Common Stock were issued to the holders of the RSU)). We anticipate settling 0.4 million RSUs before December 31, 2024. The anticipated tax liability of the remaining RSUs to be settled is approximately $1.0 million (which is based on an assumed tax rate of 40% and a closing stock price of $5.78 per share as of August 9, 2024). In the future, we may satisfy its tax-related obligations associated with the settlement of the RSUs with any of the above-mentioned methods, many of which could have an adverse effect on our financial condition.

If our employees use a “same day sale” commitment and sell shares of Common Stock in the open market to cover such tax-related obligations, although those newly issued shares of Common Stock should not be dilutive, such sales to the market could cause the price of our Common Stock to decline. If we use our existing cash, or if our cash reserves are not sufficient and we choose to issue equity securities or borrow funds under our existing credit facility to satisfy the tax-related items, we cannot assure you that we will be able to successfully match the proceeds of any such equity financing to the then applicable tax liability. In addition, any such equity financing could cause the price of our Common Stock to decline and be dilutive to existing stockholders. If we elect to satisfy tax withholding and remittance obligations in whole or in part by drawing on our existing credit facility, our interest expense and principal repayment requirements could increase significantly, which could have a material adverse effect on our prospects, financial conditions and results of operations.

Future resales of our securities may cause the market price of such securities to drop significantly, even if our business is doing well.

The sale of our securities in the public market, including by entities to which we have issued shares in connection with transactions, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The Amended and Restated Bylaws (the ” Bylaws” of the Company contain lock-up provisions that broadly prohibit the sale, pledge, transfer or otherwise disposition of the ownership interest in the Common Stock until the earlier to occur of (i) one year after completion of the Business Combination, (ii) the last trading day when the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) upon the consummation of a change of control, subject to certain customary exceptions. The lock-up provisions were applicable to holders of shares of Common Stock that were issued: (i) as consideration under the Merger Agreement (the “Merger Shares”); (ii) to directors, officers and employees of the Company and other individuals upon the settlement or exercise of Adjusted RSUs (as defined in the Merger Agreement) or Adjusted Restricted Stock (as defined in the Merger Agreement); and (iii) as consideration pursuant to the convertible promissory notes issued by Legacy iLearningEngines pursuant to convertible note purchase agreements by and between Legacy iLearningEngines and certain investors (the “Convertible Note Shares”).

On April 25, 2024, we waived the lock-up restrictions under the Bylaws, effective as of April 29, 2024, with respect to (i) the Convertible Note Shares and (ii) the Merger Shares held by former Legacy iLearningEngines stockholders that hold, individually, less than three percent (3%) of the Common Stock issued as consideration in connection with the Business Combination, which resulted in the release of approximately 19,367,095 shares of Common Stock held by these lock-up parties, of which 13,906,097 became immediately available for trading. As of the date of the filing of this report, the lock-up restrictions are applicable only to: Harish Chidambaran, Preeta Chidambaran and the Sponsor.

Following the expiration of the applicable lock-up period, equity holders who remain subject to the lock-up provisions will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Pursuant to the Registration Rights Agreement, we registered the Private Placement Warrants for resale. The resale or possible resale of the Private Placement Warrants could have the effect of increasing the volatility in the price of our Warrants or cause such price to decline.

Additionally, in August 2021, iLearningEngines granted Harish Chidambaran 34,225,600 shares of restricted stock and Preeta Chidambaran 5,657,788 shares of restricted stock, pursuant to Common Stock Purchase Agreements, both dated August 12, 2021. The restricted stock will vest annually over 10 years commencing on April 16, 2025, subject to Mr. Chidambaran and Dr. Chidambaran’s service with the Company through each date. When the restricted stock vests, if any of such shares are sold into the market (including to cover the income tax obligations associated with this vesting event or otherwise), such sales could harm the prevailing market price of our securities.

We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our Common Stock.

Pursuant to the 2024 Plan, we may issue an aggregate of up to the number of shares equal to 10% of our Common Stock issued and outstanding at the Effective Time, which amount will be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Executive Compensation — 2024 Equity Incentive Plan.” We may also issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing shareholders’ proportionate ownership interest in the Company will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each share of previously outstanding common stock may be diminished; and

●	the market price of our Common Stock may decline.

Fluctuations in operating results, quarter to quarter earnings and other factors, including incidents involving customers and negative media coverage, may result in significant decreases in the price of our securities.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our Common Stock, and, as a result, there may be significant volatility in the market price of our Common Stock. Separately, if we are unable to achieve profitability in line with investor expectations, the market price of our Common Stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our Common Stock and increase fluctuations in our results. These factors include certain of the risks discussed herein, operating results of other companies in the same industry, changes in financial estimates or recommendations of securities analysts, speculation in the press or investment community, negative media coverage or risk of proceedings or government investigation, change in government regulation, foreign currency fluctuations and uncertainty in tax policies, the possible effects of war, terrorist and other hostilities, other factors affecting general conditions in the economy or the financial markets or other developments affecting the education industry.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our President and Chief Executive Officer has control over key decision making as a result of his control of a majority of our Common Stock.

Harish Chidambaran, our co-founder and Chief Executive Officer, owned approximately 70% of the voting power of our outstanding Common Stock as of June 24, 2024, including restricted stock and shares held by family members of Mr. Chidambaran. As a result, Mr. Chidambaran has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Common Stock due to the limited voting power of such stock. In addition, Mr. Chidambaran has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Chidambaran owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Chidambaran owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Chidambaran is entitled to vote his stock in his own interests, which may not always be in the interests of our stockholders generally.

As long as our principal stockholders hold a majority of the voting power of our capital stock, we may rely on certain exemptions from the corporate governance requirements of the Nasdaq available for “controlled companies.”

We are a “controlled company” within the meaning of the corporate governance requirements of the Nasdaq because our principal stockholders will continue to hold more than 50% of the voting power of our outstanding shares of capital stock. A controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq. Accordingly, you will not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq. We have not and do not plan to rely on any of the exemptions available to controlled companies.

Claims for indemnification by our directors and officers may reduce available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our organizational documents provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the Bylaws and the indemnification agreements that we have entered into with our directors and officers will provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to the Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

●	the rights conferred in the Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We are an emerging growth company as well as a smaller reporting company within the meaning of the Securities Act and, if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” our securities may be less attractive to investors and it may be more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in Arrowroot’s initial public offering. We cannot predict whether investors will find our securities less attractive because it relies on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of Common Stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent that we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Anti-takeover provisions contained in the Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability to remove directors with cause by the affirmative vote of 66 2/3% in voting power of the outstanding shares of our Common Stock entitled to vote thereon;

●	requiring the affirmative vote of at least 66 2/3% of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or ARTICLE V, ARTICLE VI, ARTICLE VII, ARTICLE VIII, and ARTICLE IX of the Certificate of Incorporation; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our Board and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which will prevent some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2024, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933: (a) 1,022,146 shares of Common Stock to Cantor Fitzgerald & Co. in an aggregate amount of $6.0 million at a price of $5.87 per share; (b) 221,465 shares of Common Stock to Cooley LLP in an aggregate amount of $2.2 million at a price of $5.87 per share; and (iii) 511,073 shares of Common Stock to BTIG, LLC in an aggregate amount of $3.0 million at a price of $5.87 per share.

On March 27, 2024, we entered into the Amended Term Loan with Venture Lending & Leasing IX and WTI Fund X, Inc. (collectively, the “Lenders”), to amend Legacy iLearningEngines’ existing Term Loans. As consider for the Term Loan Amendment, in April 2024 we issued 1,019,999 shares of our Common Stock to the Lenders at Closing. In addition, at closing the Lenders terminated the WTI warrants in exchange for 3,399,999 shares of our Common Stock. Subsequently, 815,999 shares of Common Stock issued to the Lenders were cancelled pursuant to the terms of the Amended Term Loan. All such shares issued to the Lenders were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 27, 2023 by and among Arrowroot Acquisition Corp., ARAC Merger Sub, Inc. and iLearningEngines Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40129), filed May 2, 2023
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
3.2	Amended and Restated Bylaws of iLearningEngines, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
10.1

Loan and Security Agreement, dated April 17, 2024, by and among iLearningEngines Holdings, Inc., as borrower, East West Bank, as agent, and the lenders, incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024.

10.2

First Amendment to Loan and Security Agreement, among iLearningEngines Holdings, Inc., as borrower, East West Bank, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (File No. 333-279908), filed July 1, 2024

10.5	Intellectual Property Security Agreement, dated April 17, 2024, by and among iLearningEngines Holdings, Inc. and In2vate, L.L.C, as grantors, for the benefit of East West Bank, incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024.
10.6	Guaranty and Suretyship Agreement, dated April 17, 2024, by and among iLearningEngines Holdings, Inc. and In2vate, L.L.C, as debtors, and East West Bank as agent for the lenders, incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024.
10.7	Form of Indemnification Agreement by and between the Company and its directors and executive officers, incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
10.8	Amended and Restated Registration Rights Agreement, dated April 16, 2024, by and among iLearningEngines, Inc., members of Arrowroot Acquisition LLC, and certain former stockholders of iLearningEngines, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40129), filed April 22, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iLearningEngines, Inc.

Date: August 13, 2024	By:	/s/ Harish Chidambaran
	Name:	Harish Chidambaran
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ S. Farhan Naqvi
	Name:	S. Farhan Naqvi
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)